Form 10-Q
period 2021-03-31
PubMatic, Inc.
filed 2021-05-14
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission File Number: 001-39748

PUBMATIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5863224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Not applicable	Not applicable
(Address of principal executive offices)	(Zip Code)

Not applicable
(Registrant’s telephone number, including area code)

3 Lagoon Drive, Suite 180
Redwood City, California 94065

(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, the registrant had 8,967,003 shares of Class A common stock outstanding and 40,399,914 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$76,646	$81,188
Marketable securities	33,371	19,793
Accounts receivable - net	173,071	219,511
Prepaid expenses and other current assets	8,018	6,622
Total Current Assets	291,106	327,114
Property, equipment and software - net	33,958	30,044
Goodwill	6,250	6,250
Deferred income tax asset	498	762
Other assets, non-current	1,658	7,076
TOTAL ASSETS	$333,470	$371,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$136,003	$176,731
Accrued liabilities	9,250	14,844
Total Current Liabilities	145,253	191,575
Deferred tax liability	1,577	1,561
Other liabilities, non-current	2,554	2,683
TOTAL LIABILITIES	149,384	195,819
Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 and no shares authorized as of March 31, 2021 and December 31, 2020, respectively; No shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of March 31, 2021 and December 31, 2020; 7,057,405 and 6,801,368 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; 1,000,000,000 Class B shares authorized as of March 31, 2021 and December 31, 2020; 42,208,456 and 42,186,774 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	6	6
Treasury stock, at cost - 3,139,988 and 3,139,295 shares as of March 31, 2021 and December 31, 2020, respectively.	(11,461)	(11,434)
Additional paid-in capital	147,932	144,163
Accumulated other comprehensive income	—	1
Retained earnings	47,609	42,691
Total Stockholders' Equity	184,086	175,427
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,470	$371,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$43,608	$28,348
Cost of revenue	12,300	10,056
Gross profit	31,308	18,292

Operating expenses:
Technology and development	3,738	2,919
Sales and marketing	12,789	9,995
General and administration	8,139	4,349
Total operating expenses	24,666	17,263
Operating income	6,642	1,029
Interest income	62	260
Other income (expense), net	137	14
Total other income (expense), net	199	274
Income before provision for income taxes	6,841	1,303
Provision for income taxes	1,923	399
Net income	$4,918	$904
Net income per share attributable to common stockholders:
Basic	$0.10	$—
Diluted	$0.09	$—

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	49,109,237	10,092,152
Diluted	56,784,558	13,473,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$4,918	$904
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(1)	20
Comprehensive income	$4,917	$924
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	—	$—	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation								3,318			3,318
Exercise of stock options					278,412	—		451			451
Repurchase of treasury stock, at cost					(693)		(27)				(27)
Other comprehensive loss									(1)		(1)
Net income										4,918	4,918
Balance — March 31, 2021	—	$—	—	$—	49,265,861	$6	$(11,461)	$147,932	$—	$47,609	$184,086

	Three Months Ended March 31, 2020
	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2019	33,443,969	$61,216	5,901,863	$19,025	5,746,216	$1	$(11,431)	$8,641	$6	$16,078	$13,295
Stock-based compensation								503			503
Exercise of stock options					58,452	—		74			74
Other comprehensive income									20		20
Net income										904	904
Balance — March 31, 2020	33,443,969	$61,216	5,901,863	$19,025	5,804,668	$1	$(11,431)	$9,218	$26	$16,982	$14,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$4,918	$904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,550	3,586
Stock-based compensation	3,165	495
Provision for doubtful accounts	—	319
Deferred income taxes	280	98
Amortization of premiums on marketable securities	(13)	(71)
Other	2	(17)
Changes in operating assets and liabilities:
Accounts receivable	46,440	32,505
Prepaid expenses and other current assets	(1,241)	492
Accounts payable	(40,912)	(18,755)
Accrued expenses	(4,373)	(4,740)
Other liabilities, non-current	(129)	(121)
Net cash provided by operating activities	12,687	14,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(262)	(1,279)
Capitalized software development costs	(3,018)	(2,694)
Purchases of marketable securities	(23,168)	(10,498)
Proceeds from sales of marketable securities	—	2,295
Proceeds from maturities of marketable securities	9,600	12,350
Net cash (used in) provided by investing activities	(16,848)	174
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for offering costs	(805)	—
Proceeds from exercise of stock options	451	74
Payments to acquire treasury stock	(27)	—
Net cash (used in) provided by financing activities	(381)	74
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,542)	14,943
CASH AND CASH EQUIVALENTS - Beginning of period	81,188	34,250
CASH AND CASH EQUIVALENTS - End of period	$76,646	$49,193
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$192	$52
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$153	$7
Property and equipment included in accounts payable and accrued expenses	$946	$2,663
Capitalized software costs included in accounts payable and accrued expenses	$270	$225
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)
Note 1 - Organization and Description of Business
PubMatic, Inc. and subsidiaries (“Company” or “PubMatic”) was founded in 2006. The Company has offices in California, New York, Europe, Asia, and Australia. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertising leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2021, for example, refer to the fiscal year ended December 31, 2021.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “Annual Report”).
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Initial Public Offering
The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on December 8, 2020, and the Company’s Class A common stock began trading on the Nasdaq Global Market on December 9, 2020. On December 11, 2020, the Company completed its IPO, in which the Company sold 2,655,000 shares of Class A common stock at a price to the public of $20.00 per share. The Company received aggregate net proceeds of $45.0 million after deducting underwriting discounts, commissions and offering costs. In connection with the IPO, all of the shares of convertible preferred stock outstanding automatically converted into an aggregate of 33,443,969 shares of Class B common stock.
Deferred offering costs consisted primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in Prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, the $4.4 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. No offering costs were capitalized as of March 31, 2021.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses.
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Stock-Based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), and the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of stock options and shares of common stock to be issued under the ESPP is estimated using the Black Scholes option pricing model. The grant date fair value of RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The Black Scholes option pricing model is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates, and the expected dividend yield. Stock-based compensation expense for ESPP awards is recognized on a straight-line basis over the term of each ESPP offering period.
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 9 — “Stockholders’ Equity and Stock Option Plans.”
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2021 and 2020, one publisher represented 20% and 24%, respectively, of the Company’s revenue. As of March 31, 2021, three buyers accounted for 29%, 15% and 14%, respectively, of accounts receivable. As of December 31, 2020, four buyers accounted for 33%, 14%, 13% and 11%, respectively, of accounts receivable.
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
Distributed and undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Company’s Class A and Class B common stock outstanding.

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
Recent Accounting Pronouncements Not Yet Adopted
Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.
In February 2016, FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The guidance is effective for the Company for fiscal year 2022 and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in fiscal year 2023. Early adoption is permitted after for periods beginning after December 15, 2018. The Company has not yet determined the potential effects of this new accounting guidance on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company beginning on January 1, 2023. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements and related disclosures.
In December 2019 the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. This guidance is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements and related disclosures.

Note 3 – Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents	$36,090	$—	$—	$36,090
Commercial paper	$—	$30,371	$—	$30,371
U.S. Treasury and government debt securities	$—	$3,000	$—	$3,000

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents	$12,462	$7,199	$—	$19,661
Commercial paper	$—	$10,794	$—	$10,794
U.S. Treasury and government debt securities	$—	$8,999	$—	$8,999
The Company’s financial assets consist of Level I and II assets. The Company had no Level III assets or liabilities for the periods presented. The Company classifies its cash equivalents and marketable securities within Level I or Level II because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company’s fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$30,371	$—	$—	$30,371
U.S. Treasury and government debt securities	$3,000	$—	$—	$3,000
Total	$33,371	$—	$—	$33,371

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$10,794	$—	$—	$10,794
U.S. Treasury and government debt securities	$8,998	$1	$—	$8,999
Total	$19,792	$1	$—	$19,793

The remaining contractual maturity of all marketable securities was within one year as of March 31, 2021 and December 31, 2020. Realized gains and losses were not material for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and 2020, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Internal-use software	$26,618	$24,513
Network hardware, computer equipment and software	68,917	62,764
Leasehold improvements	1,299	1,249
Furniture and fixtures	623	621
Property, equipment and software, gross	97,457	89,147
Less: accumulated depreciation and amortization	(63,499)	(59,103)
Total property, equipment and software, net	$33,958	$30,044
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $2.9 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.
The Company capitalized $2.1 million and $1.7 million in software development costs during the three months ended March 31, 2021 and 2020, respectively. Amortization expense of internal use software was $1.6 million and $1.4 million, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2021 and 2020, respectively.
Accounts Payable
Accounts payable consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Payable to publishers	$127,174	$168,673
Other	8,829	8,058
Total accounts payable	$136,003	$176,731
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$6,256	$13,352
Accrued and other current liabilities	2,994	1,492
Total accrued expenses	$9,250	$14,844

Note 5 – Loan and Security Agreement
As of March 31, 2021, under the revolving line of credit with Silicon Valley Bank, or, SVB, the amount the Company can borrow was the lesser of $45.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the prime rate. An unused revolver fee in the amount of 0.30% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. As of March 31, 2021, the applicable interest rate under the revolving line of credit was 3.25%. The maturity date of the revolving line of credit is June 6, 2021. As of March 31, 2021 there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 6) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of March 31, 2021.
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
Future annual minimum commitments as of March 31, 2021, are as follows (in thousands):

	Leases	Other Contractual Obligations
2021 (for remaining 9 months)	1,472	4,168
2022	1,028	4,386
2023	109	587
Total future minimum commitments, net	$2,609	$9,141
Rent expense, net of sublease income, incurred under operating leases was $0.6 million and $0.6 million for three months ended March 31, 2021 and 2020, respectively. Rent expense was offset by sublease income of $0.1 million for the three months ended March 31, 2020. No rent expense was offset by sublease income for the three months ended March 31, 2021.
Letters of Credit
As of March 31, 2021 and December 31, 2020, the Company had an irrevocable letter of credit outstanding related to noncancelable facilities leases in the amounts of $0.7 million, with annual automatic renewal and final expiration date in June 2022.

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
In June 2020, one of the Company’s buyers which had filed for bankruptcy in March 2019, brought a cause of action to recover amounts paid to the Company 90 days prior to its bankruptcy filing on the basis that such payments constituted preferential payments by the buyer. This matter is being managed by the bankruptcy court in consolidation with the buyer’s overall bankruptcy process. The Company has settled the matter for $0.3 million.
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

Note 7 – Convertible Preferred Stock
Upon completion of the IPO in December 11, 2020, all shares of convertible preferred stock outstanding, totaling 33,443,969 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $61.2 million was reclassified into stockholders’ equity. As of March 31, 2021, there were no shares of convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
Note 8 – Stockholders’ Notes Receivable and Redeemable Common Stock
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
As the Company’s only recourse on the Notes and associated interest is the Pledged Shares then the Notes were accounted for as nonrecourse and recorded to stockholders’ equity as of March 31, 2020. This was accounted for as though the Company repurchased the Pledged Shares and in exchange issued the Notes and granted 1.6 million fully vested stock options with an exercise price equal to the face value of Notes plus interest. No principal or interest payments were paid during the three months ended March 31, 2020. During the quarter ended September 30, 2020, all principal and interest due under the notes were prepaid.
In connection with the Notes, the Company provided the officers with a right to sell to the Company outstanding shares of common stock upon settlement of the Notes (the “Put Option”). The officers may only exercise the Put Option upon repayment of the Notes using the Pledged Shares or upon the prepayment of the Notes using proceeds from the officers’ sale or disposal of the Pledged Shares at a price less than the face value of the Notes. The Put Option allows the officers to require the Company to repurchase any or all common stock held or beneficially owned to offset their tax liabilities resulting from the settlement of the Notes via one of the above methods. As the exercisability of the Put Option and therefore redemption of the common stock is outside the control of the Company then all common stock held or beneficially owned by the officers requires temporary equity classification. The Company therefore classified $19.0 million of common stock outside of stockholders’ equity as of March 31, 2020, which represented the fair value of the shares held or beneficially owned on the transaction date. The Company did not adjust the carrying value of the redeemable common stock during the three months ended March 31, 2020 since a redemption event was not probable. The Put Option expired unexercised upon the repayment of the Notes and during the Company’s quarter ended September 30, 2020, the $19.0 million of redeemable common stock has been reclassified back to common stock.

Note 9 – Stockholders’ Equity and Stock Option Plans
Common Stock
In connection with the IPO in December 2020, the Company’s restated certificate of incorporation became effective, which authorized 1,000,000,000 shares of Class A common stock, $0.0001 par value per share, and 1,000,000,000 shares of Class B common stock, $0.0001 par value per share. Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
Equity Incentive Plans
Upon completion of the IPO, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred share units (“DSUs”) performance awards, and stock bonus awards. As of March 31, 2021, the Company has reserved 7,546,410 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
A summary of stock option activity under the Company’s equity incentive plan and related information is as follows:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2020	8,459,969	$2.53	6.83	$215,144
Options granted	657,066	$36.65
Options exercised	(278,412)	$1.62
Options canceled	(6,343)	$4.29
Options expired	(160)	$0.26
Outstanding — March 31, 2021	8,832,120	$5.09	6.97	$390,601

Vested — March 31, 2021	5,551,331	$2.33	5.75	$260,855
As of March 31, 2021, unrecognized stock-based compensation of $22.7 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 3.35 years.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2020	—	$—
Granted	227,792	$39.47
Unvested — March 31, 2021	227,792	$39.47
As of March 31, 2021, unrecognized stock-based compensation of $8.4 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.48 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP after the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, (rounded down to the nearest whole share) provided that the Company’s board of directors or the compensation committee may, in its sole discretion, reduce the amount of the increase in any particular year. The aggregate number of shares issued over the term of the ESPP, subject to stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes to the Company’s capital structure, may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2021, the Company has reserved 989,881 shares of its common stock for issuance under the ESPP.
Under the current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each Purchase Date at a price per share equal to eighty-five percent (85%) of the lesser of: (a) the Fair Market Value on the Offering Date or (b) the Fair Market Value on the Purchase Date. No employee may purchase shares under the ESPP at a rate in excess of $25,000 in Fair Market Value for each calendar year in which such Offering Period is in effect or 3,500 shares. The 2020 ESPP provides for, at maximum, 27 months offering periods with each offering period may itself consist of one or more six (6)-month purchase periods, generally in May and November each year, beginning December 9, 2020 through May 31, 2022 with Purchase Date on the last day of each Purchase Period. As of March 31, 2021, $1.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. There were no purchases for the three months ended March 31, 2021 related to the 2020 ESPP.
As of March 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $4.4 million, which is expected to be recognized over a weighted-average period of 1.17 years.
Stock-Based Compensation
The total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$168	$10
Technology and development	481	74
Sales and marketing	1,161	180
General and administrative	1,355	231
Total stock-based compensation	3,165	495
Tax benefit from stock-based compensation	(251)	(43)
Total stock-based compensation, net of tax effect	$2,914	$452

Note 10 – Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$704	$4,214	$—	$904
Less: Undistributed earnings allocated to participating securities	$—	$—	$—	$(904)
Reallocation of net income attributable to common stockholders	$(18)	$18	$—	$—
Net income attributable to common stockholders – basic	$686	$4,232	$—	$—
Denominator:
Weighted average common shares outstanding – basic	6,853,805	42,255,432	—	10,092,152
Net income per share attributable to common stockholders – basic:	$0.10	$0.10	$—	$—
Numerator:
Net income attributable to common stockholders - diluted	$613	$4,305	$—	$—
Denominator:
Weighted average shares outstanding – basic	6,853,805	42,255,432	—	10,092,152
Options to purchase common stock	228,868	7,446,453	—	3,367,216
Warrants to purchase common stock	—	—	—	14,549
Weighted average shares outstanding – diluted	7,082,673	49,701,885	—	13,473,917
Net income per share attributable to common stockholders – diluted	$0.09	$0.09	$—	$—
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Options to purchase common stock	446,845	—	—	2,663,224
Common stock issuable upon conversion of convertible preferred stock	—	—	—	33,443,969
Total excludable from net income per share attributable to common stockholders – diluted	446,845	—	—	36,107,193

Note 11 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $1.9 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
The effective income tax rate was 28% for the three months ended March 31, 2021. The income tax expense for the three months ended March 31, 2021 differs from the statutory federal rate of 21% due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where the Company operates, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits. The effective income tax rate was 31% for the three months ended March 31, 2020 differs from the statutory federal rate of 21% primarily due to nondeductible stock-based compensation and foreign rate differential partially offset by federal and state research credits.
Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers its historical, as well as future projected, taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes the Company’s realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year.

Note 12 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$27,408	$19,042
EMEA	11,309	5,849
APAC	4,194	2,941
Rest of the world	697	516
Total	$43,608	$28,348
The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$28,184	$24,580
Rest of the world	5,774	5,464
Total	$33,958	$30,044
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made no matching contribution to the 401(k) Plan for the three months ended March 31, 2021 and 2020, respectively.

Note 14 – Subsequent Events
In April 2021, the Company amended its Loan Agreement with Silicon Valley Bank to extend the maturity date of the revolving line of credit to June 6, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to maintain our growth and profitability, our ability to attract and retain publishers, our expectations concerning the advertising industry, and our ability to successfully navigate our business through the COVID-19 pandemic.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).
Overview
PubMatic fuels the endless potential of Internet content creators.
Our company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. We believe that our purpose-built technology and infrastructure provides superior outcomes for both Internet content creators (publishers) and advertisers (buyers). In March 2021, our platform efficiently processed approximately 211 billion ad impressions daily, each in a fraction of a second.
Our cloud infrastructure platform provides superior monetization for publishers by increasing the value of an impression and providing incremental demand through our deep and growing relationships with buyers. We are aligned with our publisher and app developer partners by being independent. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. Our global platform is omnichannel, supporting a wide array of ad formats and digital device types. As of March 31, 2021, we served approximately 1,250 publishers and app developers, including many of the leading digital companies such as Verizon Media Group and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 130% for the trailing twelve months ended March 31, 2021 and 112% for the twelve months ended March 31, 2020.
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
We help monetize valuable impressions for our clients across a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top (“OTT”), connected television (“CTV”), and rich media. As of March 31, 2021, we served approximately 1,250 publishers and app developers representing over 88,000 individual domains and apps worldwide on our platform across a diverse group of content verticals including news, eCommerce, gaming, media, weather, fashion, technology, and more.
We enter into written service agreements with our DSP buyers that allow them to use our platform to buy ad inventory, but we earn revenue from our publishers. Our platform service agreements with DSPs generally have one-year terms that renew automatically for successive one-year periods, unless terminated prior to renewal. The tenure of each of the top ten DSP buyers on our platform at the end of March 2021 was over eight years. We also negotiate Supply Path Optimization (“SPO”) agreements with agencies and advertisers that encourage these buyers to spend a higher share of their advertising budgets on our platform by providing custom data and workflow integrations, product features, and volume-based business terms. SPO agreements typically have a one-year term and renewal terms are generally discussed one quarter prior to a new term. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs.
Our ability to efficiently add and monetize valuable impressions on our platform has led to revenue growth, profitability, and operating cash flow (GAAP net cash provided by operating activities). By focusing on valuable ad impressions, investing in our own specialized cloud software and hardware infrastructure, optimizing platform utilization, and implementing workflow automation, we have achieved strong gross margins. For the three months ended March 31, 2021 and the three months ended March 31, 2020, our gross margin was 72% and 65%, our net income margin (net income as a percentage of revenue) was 11% and 5%, our adjusted EBITDA margin (adjusted EBITDA as a percentage of revenue) was 33% and 18%, and operating cash flow margin (operating cash flows as a percentage of revenue) was 29% and 52%, respectively.
For the three months ended March 31, 2021 and the three months ended March 31, 2020, we derived approximately 64% and 69% of our revenue from Americas-based publishers, 26% and 21% from Europe-based publishers, Middle East and Africa-based (EMEA) publishers, and 10% and 10% from Asia-Pacific (APAC)-based publishers, respectively. We are focused on expanding outside the United States and expect to increase our proportion of revenue from non-U.S. geographies in the future. We classify publishers by geography based on the billing address of the publisher transacting with us.
In the first quarter of 2021, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 63% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19
The COVID-19 pandemic has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. The duration of these disruptive effects will continue for an unknown period of time until the virus is contained or economic activity normalizes. During the first quarter of 2021, revenue from a number of advertising categories returned to pre-COVID spending levels, while certain categories including travel, auto, and entertainment remain below pre-COVID spending levels. Although our revenue has returned to growth, the impact of the pandemic on our future growth and our results of operations is unknown and we are unable to accurately predict the future impact. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus and its impact on our publishers, ad buyers, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
The table below summarizes the financial highlights of our business:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$43,608	$28,348
Operating income	6,642	1,029
Net income	4,918	904
Adjusted EBITDA(1)	14,494	5,124
Net cash provided by operating activities	$12,687	$14,695
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure”
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 18.5 trillion and 9.0 trillion for the three months ended March 31, 2021 and 2020, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 400 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 130% for the trailing twelve months ended March 31, 2021 and 112% for the twelve months ended March 31, 2020. Our growth in the period ended March 31, 2021 and 2020 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
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
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define adjusted EBITDA as net income adjusted for stock-based compensation expense, depreciation and amortization, impairments of long-lived assets, interest income, and provision for income taxes.
The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income	$4,918	$904
Add back (deduct):
Stock-based compensation	3,165	495
Depreciation and amortization	4,550	3,586
Interest income	(62)	(260)
Provision for income taxes	1,923	399
Adjusted EBITDA	$14,494	$5,124

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
Total Other Income (expense), Net
Total other income (expense), net consists of interest income and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$43,608	$28,348
Cost of revenue(1)	12,300	10,056
Gross profit	31,308	18,292
Operating expenses(1):
Technology and development	3,738	2,919
Sales and marketing	12,789	9,995
General and administrative	8,139	4,349
Total operating expenses	24,666	17,263
Operating income	6,642	1,029
Total other income (expense), net	199	274
Income before provision for income taxes	6,841	1,303
Provision for income taxes	1,923	399
Net income	$4,918	$904

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$168	$10
Technology and development	481	74
Sales and marketing	1,161	180
General and administrative	1,355	231
Total stock-based compensation expense	$3,165	$495

	Three Months Ended March 31,
	2021	2020
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	28	35
Gross profit	72	65
Operating expenses:
Technology and development	9	10
Sales and marketing	29	35
General and administrative	19	15
Total operating expenses	57	60
Operating income	15	5
Total other income (expense), net	—	1
Income before provision for income taxes	15	6
Provision for income taxes	4	1
Net income	11%	5%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$43,608	$28,348	$15,260	54%
Cost of revenue	12,300	10,056	2,244	22%
Gross profit	31,308	18,292	13,016	71%
Gross profit margin	72%	65%
Revenue for the three months ended March 31, 2021 increased by $15.3 million, or 54%, compared to the three months ended March 31, 2020, driven by growth in impressions processed on our platform from both existing and new publishers. For the three months ended March 31, 2021, we served approximately 1,250 publishers worldwide on our platform, which represented over 60,000 domains and 28,000 apps in total, compared to approximately 900 publishers worldwide for the three months ended March 31, 2020, which represented approximately 42,000 domains and 8,000 apps in total. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group. In addition, in the first quarter of 2021, we completed a number of SPO initiatives which increased buyer spend on our platform.

We expect revenue to continue to grow in 2021 primarily due to the acceleration of mobile and omnichannel video driven by the increase in open Internet activity globally.
Cost of revenue increased $2.2 million, primarily due to a $1.0 million increase in depreciation of data center equipment and amortization of internal use software and a $1.0 million increase in personnel costs as headcount increased by 41% in order to support our growing business. Overall, our cost of revenue per impression processed for the three months ended March 31, 2021 declined by approximately 40% compared to the three months ended March 31, 2020.
Our gross margin of 72% for the three months ended March 31, 2021 increased compared to 65% for the three months ended March 31, 2020 due to greater utilization of our platform offset by investments for capacity expansion.
We expect the cost of revenue to be higher in 2021 compared to 2020 in absolute dollars as we continue to expand our capacity to process impressions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Technology and Development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Technology and development	$3,738	$2,919	$819	28%
Percent of revenue	9%	10%
The increase in technology and development costs was primarily due to an increase of $1.4 million in personnel costs partially offset by $0.4 million related to the capitalization of internal use software and $0.1 million for travel and entertainment due to the impact of the COVID-19 pandemic.
We expect technology and development expenses to continue to increase in 2021 compared to 2020 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$12,789	$9,995	$2,794	28%
Percent of revenue	29%	35%
Sales and marketing costs increased primarily due to a $3.4 million increase in personnel costs as headcount increased by 26%. These increased costs were partially offset by reduced spending of $0.8 million for travel and entertainment due to the impact of the COVID-19 pandemic.
We expect sales and marketing expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to additional headcount investment and marketing programs.

General and Administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$8,139	$4,349	$3,790	87%
Percent of revenue	19%	15%
General and administrative expense increased primarily due to a $2.2 million increase in personnel costs associated with a 12% increase in headcount and higher stock-based compensations costs, a $0.9 million increase in professional services composed primarily of legal and other consulting fee, and a $0.8 million increase for insurance expenses, partially offset by a $0.3 million decrease in bad debt expense.
We expect general and administrative expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to the additional headcount and increased costs associated with being a public company.
Total Other Income (Expense), net

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$199	$274	$(75)	(27)%
Total other income (expense), net decreased for the three months ended March 31, 2021, compared to the prior year period, as a result of lower interest rates and as a result of holding a larger portion of our excess cash in lower yielding money market investments.
Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,923	$399	$1,524	382%
The difference between the effective tax rate for the three months ended March 31, 2021 of 28% and the federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where we operate, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits. The effective income tax rate was 31% for the three months ended March 31, 2020. The difference in our effective tax rate for the three months ended March 31, 2020 was primarily due to a higher tax rate in certain foreign countries where we operate.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $110.0 million and net working capital, consisting of current assets less current liabilities, of $145.9 million. As of March 31, 2021, we had retained earnings of $47.6 million.
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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and those set forth under “Risk Factors.”
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.
Revolving Line of Credit
In February 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank (“SVB”), which was subsequently amended at various times to provide us with additional borrowing capacity and/or flexibility.
As of March 31, 2021, the amount we can borrow under the Loan Agreement was the lesser of $45.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the Loan Agreement at a variable rate equal to the prime rate. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5 million, a fee for such unused capacity in the amount of 0.30% per annum of the average unused portion is charged and is payable in arrears. As of March 31, 2021, the applicable interest rate under the Loan Agreement was 3.25%. In April 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2021. As of March 31, 2021, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of March 31, 2021.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$12,687	$14,695
Net cash (used in) provided by investing activities	(16,848)	174
Net cash (used in) provided by financing activities	(381)	74
Net increase (decrease) in cash and cash equivalents	$(4,542)	$14,943
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
For the three months ended March 31, 2021, net cash provided by operating activities of $12.7 million resulted primarily from net income of $4.9 million, adjustments for non-cash expenses of $8.0 million, including $4.6 million for depreciation and amortization and $3.2 million for stock-based compensation, and a decrease in accounts receivable of $46.4 million, partially offset by a decrease in accounts payable of $40.9 million.
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
For the three months ended March 31, 2021, we used $16.8 million of cash in investing activities, consisting of $0.3 million in purchases of property and equipment (primarily data center infrastructure), $3.0 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $13.6 million.
Financing Activities
For the three months ended March 31, 2021, net cash used in financing activities of $0.4 million was primarily due to the payment of offering costs from our IPO in the amount $0.8 million, offset by proceeds from exercise of stock options of $0.5 million.

Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at March 31, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases	$2,609	$1,472	$1,137	$—	$—
Other contractual obligations(1)	9,141	4,168	4,973	—	—
Total	$11,750	$5,640	$6,110	$—	$—
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of March 31, 2021, we had $3.7 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Off-Balance Sheet Arrangements
Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.
We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as internal use software development costs, fair values of stock-based awards, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
Our revenue recognition policy is further described below, which is consistent with the policy included in our Annual Report referenced above.
Revenue Recognition
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $76.6 million and marketable securities of $33.4 million as of March 31, 2021, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2021. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.3 million in our operating income for the Three months ended March 31, 2021. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.3 million in our operating income for the Three months ended March 31, 2021.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 6, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks materializes, our business, financial condition, results of operations, and prospects could be materially harmed, which could cause the price of our Class A common stock to decline, and cause any investment in our Class A common stock to lose some or all of its value.
Summary of Risk Factors
Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:
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
Our business depends on our access to valuable ad impressions. We depend upon publishers, including channel partners, which aggregate large numbers of smaller publishers, to provide advertising space which we can offer to prospective buyers. A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the three months ended March 31, 2021 and 2020, 20% and 24%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Verizon Media Group. Our agreement with Verizon Media Group, signed in 2015, automatically renews each year for successive one-year terms unless either party provides 30 days’ prior written notice. Either party may also terminate for convenience immediately upon written notice. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers.
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
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could adversely affect our business, results of operations, or financial condition. As a company with employees, customers, partners, and investors across the globe, we believe in upholding our company value of being good people by doing our part to help slow the spread of the virus. To this end, we are temporarily requiring most employees to work remotely, have suspended all non-essential travel worldwide for our employees, are canceling or postponing company-sponsored events, and are discouraging employee attendance at industry events and in-person work-related meetings. We have also downsized our offices in the Bay Area as we expect greater numbers of our employees to work remotely in the short-term future, reducing our operating costs. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, lengthen sales cycles and result in an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, slow down our recruiting efforts, or create operational or other challenges due to a fully-remote workforce, any of which could adversely affect our business, results of operations, and financial condition.
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
Our success also depends on our ability to hire, train, retain, and motivate new employees. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. The market for talent in our key areas of operations, especially in engineering, and competition for qualified personnel is particularly intense in the San Francisco Bay Area, Pune, India, and New York, where we maintain offices.
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
We have entered into several international markets and we expect to continue to expand our international operations. Further expansion may require significant management attention and financial resources and may place burdens on our management, administrative, operational, legal, and financial infrastructure. The costs and risks inherent in conducting business internationally include:
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
As of March 31, 2021, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement also restricts our ability, without SVB’s written consent, to, among other things:
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of April 30, 2021, our directors, officers, and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate approximately 80% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date that is ten years from the closing of this offering. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.

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
Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the shares issuable upon the exercise of such options or vesting of such restricted stock units has been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
Additionally, certain holders of approximately of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated April 6, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	04/09/2021

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
________________
*      The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of PubMatic, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 13, 2021

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)