Form 10-Q
period 2021-06-30
PubMatic, Inc.
filed 2021-08-11
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	PUBM	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2021, the registrant had 19,838,563 shares of Class A common stock outstanding and 30,521,626 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$90,620	$81,188
Marketable securities	31,370	19,793
Accounts receivable - net	195,428	219,511
Prepaid expenses and other current assets	14,170	6,622
Total Current Assets	331,588	327,114
Property, equipment and software - net	43,601	30,044
Goodwill	6,250	6,250
Deferred income tax asset	495	762
Other assets, non-current	1,844	7,076
TOTAL ASSETS	$383,778	$371,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$162,576	$176,731
Accrued liabilities	13,780	14,844
Total Current Liabilities	176,356	191,575
Deferred tax liability	2,552	1,561
Other liabilities, non-current	2,789	2,683
TOTAL LIABILITIES	181,697	195,819
Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; No shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of June 30, 2021 and December 31, 2020; 19,649,956 and 6,801,368 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; 1,000,000,000 Class B shares authorized as of June 30, 2021 and December 31, 2020; 30,592,870 and 42,186,774 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	6	6
Treasury stock, at cost - 3,140,437 and 3,139,295 shares as of June 30, 2021 and December 31, 2020, respectively.	(11,486)	(11,434)
Additional paid-in capital	156,031	144,163
Accumulated other comprehensive income	—	1
Retained earnings	57,530	42,691
Total Stockholders' Equity	202,081	175,427
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,778	$371,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$49,658	$26,361	$93,266	$54,709
Cost of revenue	13,088	9,189	25,388	19,245
Gross profit	36,570	17,172	67,878	35,464

Operating expenses:
Technology and development	3,860	2,971	7,599	5,890
Sales and marketing	13,997	9,236	26,786	19,231
General and administration	8,580	4,236	16,719	8,584
Total operating expenses	26,437	16,443	51,104	33,705
Operating income	10,133	729	16,774	1,759
Interest income	67	132	129	392
Other income (expense), net	(306)	(124)	(168)	(109)
Total other income (expense), net	(239)	8	(39)	283
Income before income taxes	9,894	737	16,735	2,042
Provision for (benefit from) income taxes	(27)	84	1,896	483
Net income	$9,921	$653	$14,839	$1,559
Net income per share attributable to common stockholders:
Basic	$0.20	$—	$0.30	$—
Diluted	$0.18	$—	$0.26	$—

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	49,578,536	10,106,560	49,345,202	10,099,356
Diluted	56,428,211	14,064,502	56,607,701	14,010,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$9,921	$653	$14,839	$1,559
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	(17)	(1)	3
Comprehensive income	$9,921	$636	$14,838	$1,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	—	$—	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation								3,318			3,318
Exercise of stock options					278,412	—		451			451
Repurchase of treasury stock, at cost					(693)	—	(27)				(27)
Other comprehensive loss									(1)		(1)
Net income										4,918	4,918
Balance — March 31, 2021	—	$—	—	$—	49,265,861	$6	$(11,461)	$147,932	$—	$47,609	$184,086
Stock-based compensation								3,837			3,837
Exercise of stock options					800,426	—		1,627			1,627
Repurchase of treasury stock, at cost					(449)		(25)				(25)
Issuance of common stock related to employee stock purchase plan					155,015	—		2,635			2,635
Issuance of common stock related to RSU vesting					21,973	—		—			—
Other comprehensive loss									—		—
Net income										9,921	9,921
Balance — June 30, 2021	—	$—	—	$—	50,242,826	$6	$(11,486)	$156,031	$—	$57,530	$202,081

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2019	33,443,969	$61,216	5,901,863	$19,025	5,746,216	$1	$(11,431)	$8,641	$6	$16,078	$13,295
Stock-based compensation								503			503
Exercise of stock options					58,452	—		74			74
Other comprehensive income									20		20
Net income										904	904
Balance — March 31, 2020	33,443,969	$61,216	5,901,863	$19,025	5,804,668	$1	$(11,431)	$9,218	$26	$16,982	$14,796
Stock-based compensation								505			505
Other comprehensive loss									(17)		(17)
Net income										653	653
Balance — June 30, 2020	33,443,969	$61,216	5,901,863	$19,025	5,804,668	$1	$(11,431)	$9,723	$9	$17,635	$15,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$14,839	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,688	7,396
Stock-based compensation	6,794	995
Provision for doubtful accounts	—	319
Deferred income taxes	1,258	99
Accretion of discount on marketable securities	(28)	(117)
Other	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	24,083	25,713
Prepaid expenses and other current assets	(7,579)	(1,287)
Accounts payable	(15,125)	(19,485)
Accrued expenses	(275)	(2,923)
Other liabilities, non-current	106	(246)
Net cash provided by operating activities	33,763	12,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,808)	(7,393)
Capitalized software development costs	(4,828)	(4,196)
Purchases of marketable securities	(32,551)	(13,413)
Proceeds from sales of marketable securities	—	2,295
Proceeds from maturities of marketable securities	21,000	18,450
Net cash used in investing activities	(28,187)	(4,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	2,635	—
Proceeds from exercise of stock options	2,078	74
Payments for offering costs	(805)	—
Payments to acquire treasury stock	(52)	—
Net cash provided by financing activities	3,856	74
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,432	7,839
CASH AND CASH EQUIVALENTS - Beginning of period	81,188	34,250
CASH AND CASH EQUIVALENTS - End of period	$90,620	$42,089
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,588	$210
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$361	$13
Property and equipment included in accounts payable and accrued expenses	$1,728	$1,959
Capitalized software costs included in accounts payable and accrued expenses	$705	$458
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
Deferred offering costs consisted primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, the $4.4 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. No offering costs were capitalized as of June 30, 2021.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses.
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended June 30, 2021 and 2020, one publisher represented 17% and 21%, respectively, and 18% and 22% for the six months ended June 30, 2021 and 2020, respectively, of the Company’s revenue. As of June 30, 2021, three buyers accounted for 33%, 13% and 11%, respectively, of accounts receivable. As of December 31, 2020, four buyers accounted for 33%, 14%, 13% and 11%, respectively, of accounts receivable.
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
Recently Adopted Accounting Pronouncements
In December 2019 the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company (“EGC”) and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election. The Company expects to become a large accelerated filer on the last day of its fiscal year 2021 and will no longer qualify as an EGC and plans to revise the adoption dates accordingly in a subsequent filing.
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

Note 3 – Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$38,101	$—	$—	$38,101
Certificates of deposit	—	7,367	—	7,367
Cash equivalents	38,101	7,367	—	45,468
Commercial paper	—	31,370	—	31,370
Marketable securities	—	31,370	—	31,370
Total Financial Assets	$38,101	$38,737	$—	$76,838

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets
Money market funds(1)	$12,462	$—	$—	$12,462
Commercial paper(1)	—	7,199	—	7,199
Cash equivalents	12,462	7,199	—	19,661
U.S. Treasury and government debt securities	—	8,999	—	8,999
Commercial paper	—	10,794	—	10,794
Marketable securities	—	19,793	—	19,793
Total Financial Assets	$12,462	$26,992	$—	$39,454
_______________
(1)The amounts were previously combined and presented as cash equivalents. Prior periods have been reclassified to conform with current period presentation.
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

Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$31,370	$—	$—	$31,370
Total	$31,370	$—	$—	$31,370

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$10,794	$—	$—	$10,794
U.S. Treasury and government debt securities	$8,998	$1	$—	$8,999
Total	$19,792	$1	$—	$19,793

The remaining contractual maturity of all marketable securities was within one year as of June 30, 2021 and December 31, 2020. Realized gains and losses were not material for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and 2020, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Internal-use software	$29,071	$24,513
Network hardware, computer equipment and software	80,675	62,764
Leasehold improvements	1,230	1,249
Furniture and fixtures	623	621
Property, equipment and software, gross	111,599	89,147
Less: accumulated depreciation and amortization	(67,998)	(59,103)
Total property, equipment and software, net	$43,601	$30,044

Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $3.4 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.
The Company capitalized $2.5 million and $1.7 million in software development costs during the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense of internal use software was $1.8 million and $1.5 million during the three months ended June 30, 2021 and 2020, respectively, and $3.4 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the six months ended June 30, 2021 and 2020, respectively.
Accounts Payable
Accounts payable consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Payable to publishers	$151,600	$168,673
Other	10,976	8,058
Total accounts payable	$162,576	$176,731

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$10,796	$13,352
Accrued and other current liabilities	2,984	1,492
Total accrued expenses	$13,780	$14,844

Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement with Silicon Valley Bank ("SVB") (the "Loan Agreement"). The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. As of June 30, 2021, the applicable interest rate under the revolving line of credit was 3.25% with a maturity date of June 6, 2024. As of June 30, 2021 there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 6) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of June 30, 2021.

Note 6 – Commitments and Contingencies
Operating Leases and Other Contractual Obligations
The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under operating lease agreements that expire over varying time periods through the year ending December 31, 2023. Certain of these lease agreements have free or escalating rent payment provisions or fund certain leasehold improvements, which the Company accounts as lease incentives. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term, with any lease incentive amortized as a reduction of rent expense over the lease term. The Company also has other contractual obligations expiring over varying time periods through the year ending December 31, 2024. Other contractual obligations primarily relate to minimum contractual payments due to data center providers.
Future annual minimum commitments as of June 30, 2021, are as follows (in thousands):

	Leases	Other Contractual Obligations
2021 (for remaining 6 months)	$982	$4,172
2022	1,028	8,692
2023	109	6,285
2024	—	3,629
Total future minimum commitments, net	$2,119	$22,778
Rent expense, net of sublease income, incurred under operating leases was $0.5 million and $0.6 million for three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Rent expense was offset by sublease income of $0.1 million for the three months ended June 30, 2020 and $0.3 million for the six months ended June 30, 2020. No rent expense was offset by sublease income for the six months ended June 30, 2021.
Letters of Credit
As of June 30, 2021 and December 31, 2020, the Company had an irrevocable letter of credit outstanding related to noncancelable facilities leases in the amounts of $0.7 million, with annual automatic renewal and final expiration date in June 2022.
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

Indemnification
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any material claims or been required to defend any actions related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require it, among other things, to indemnify them against certain liabilities that may arise due to their status or service as directors or officers of the Company. The terms of such obligations may vary.
Note 7 – Convertible Preferred Stock
Upon completion of the IPO in December 11, 2020, all shares of convertible preferred stock outstanding, totaling 33,443,969 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $61.2 million was reclassified into stockholders’ equity. As of June 30, 2021, there were no shares of convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
Note 8 – Stockholders’ Notes Receivable and Redeemable Common Stock
In August 2018, the Company loaned its Chief Executive Officer and Chief Growth Officer a total of $4.0 million under secured nonrecourse promissory notes (the “Notes”). The Notes bore interest at a rate of 2.42% per annum compounded annually and had a maturity date of August 30, 2021, with interest and principal due at maturity. The Notes were secured by pledges of 1.6 million shares of outstanding common stock of the Company owned by the two officers (the “Pledged Shares”). The Notes could be prepaid in cash at any time without penalty. At maturity and in certain events of default, the Notes could, at the option of the two officers, be repaid in cash or surrender and cancellation of the Pledged Shares at fair market value. If the Pledged Shares were insufficient to repay the entire amount due under the Notes, then the value of the Pledged Shares would be deemed to be the full amount due under the Notes.
As the Company’s only recourse on the Notes and associated interest was the Pledged Shares, the Notes were accounted for as nonrecourse and recorded to stockholders’ equity as of June 30, 2020. This was accounted for as though the Company repurchased the Pledged Shares and in exchange issued the Notes and granted 1.6 million fully vested stock options with an exercise price equal to the face value of Notes plus interest. No principal or interest payments were paid during the three months ended June 30, 2020. During the quarter ended September 30, 2020, all principal and interest due under the notes were prepaid.
In connection with the Notes, the Company provided the officers with a right to sell to the Company outstanding shares of common stock upon settlement of the Notes (the “Put Option”). The officers could only exercise the Put Option upon repayment of the Notes using the Pledged Shares or upon the prepayment of the Notes using proceeds from the officers’ sale or disposal of the Pledged Shares at a price less than the face value of the Notes. The Put Option allowed the officers to require the Company to repurchase any or all common stock held or beneficially owned to offset their tax liabilities resulting from the settlement of the Notes via one of the above methods. As the exercisability of the Put Option and therefore redemption of the common stock was outside the control of the Company, all common stock held or beneficially owned by the officers required temporary equity classification. The Company therefore classified $19.0 million of common stock outside of stockholders’ equity as of June 30, 2020, which represented the fair value of the shares held or beneficially owned on the transaction date. The Company did not adjust the carrying value of the redeemable common stock during the three months ended June 30, 2020 since a redemption event was not probable. The Put Option expired unexercised upon the repayment of the Notes and during the Company’s quarter ended September 30, 2020, the $19.0 million of redeemable common stock was reclassified back to common stock.

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
Equity Incentive Plans
Upon completion of the IPO, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of June 30, 2021, the Company has reserved 6,434,712 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
A summary of stock option activity under the Company’s equity incentive plan and related information is as follows:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2020	8,459,969	$2.53	6.83	$215,144
Options granted	660,466	$36.74
Options exercised	(1,078,838)	$1.93
Options canceled/expired	(14,484)	$6.80
Outstanding — June 30, 2021	8,027,113	$5.42	6.98	$270,368

Vested — June 30, 2021	5,098,040	$2.71	5.91	$185,399

As of June 30, 2021, unrecognized stock-based compensation of $20.9 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 3.13 years.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2020	—	$—
Granted	463,812	$36.05
Vested	(21,973)	$40.34
Canceled/Forfeited	(781)	$31.91
Unvested — June 30, 2021	441,058	$35.84
As of June 30, 2021, unrecognized stock-based compensation of $15.0 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.60 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of June 30, 2021, the Company has reserved 834,866 shares of its common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, beginning December 9, 2020 through May 31, 2022 with the purchase date on the last day of each purchase period. As of June 30, 2021, $0.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the six months ended June 30, 2021, 155,015 shares of our Class A common stock have been purchased under the ESPP.
As of June 30, 2021, unrecognized stock-based compensation expense related to the ESPP was $3.6 million, which is expected to be recognized over a weighted-average period of 0.92 years.

Stock-Based Compensation
The total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$204	$11	$372	$21
Technology and development	579	80	1,060	155
Sales and marketing	1,290	183	2,451	363
General and administrative	1,556	226	2,911	456
Total stock-based compensation	3,629	500	6,794	995
Tax benefit from stock-based compensation	(500)	(44)	(880)	(83)
Total stock-based compensation, net of tax effect	$3,129	$456	$5,914	$912

Note 10 – Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$3,880	$6,041	$—	$653
Less: Undistributed earnings allocated to participating securities	$—	$—	$—	$(653)
Reallocation of net income attributable to common stockholders	$(1,366)	$1,366	$—	$—
Net income attributable to common stockholders – basic	$2,514	$7,407	$—	$—
Denominator:
Weighted average common shares outstanding – basic	12,565,379	37,013,157	—	10,106,560
Net income per share attributable to common stockholders – basic:	$0.20	$0.20	$—	$—
Numerator:
Net income attributable to common stockholders - diluted	$2,244	$7,677	$—	$—
Denominator:
Weighted average shares outstanding – basic	12,565,379	37,013,157	—	10,106,560
Options to purchase common stock	28,310	6,650,176	—	3,957,942
Restricted stock	58,112	—	—	—
Employee stock purchase plan shares	113,077	—	—	—
Weighted average shares outstanding – diluted	12,764,878	43,663,333	—	14,064,502
Net income per share attributable to common stockholders – diluted	$0.18	$0.18	$—	$—
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Options to purchase common stock	665,398	—	—	724,701
Common stock issuable upon conversion of convertible preferred stock	—	—	—	33,443,969
Total excludable from net income per share attributable to common stockholders – diluted	665,398	—	—	34,168,670

	Six months ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$5,804	$9,035	$—	$1,559
Less: Undistributed earnings allocated to participating securities	$—	$—	$—	$(1,559)
Reallocation of net income attributable to common stockholders	$(2,879)	$2,879	$—	$—
Net income attributable to common stockholders – basic	$2,925	$11,914	$—	$—
Denominator:
Weighted average common shares outstanding – basic	9,725,389	39,619,813	—	10,099,356
Net income per share attributable to common stockholders – basic:	$0.30	$0.30	$—	$—
Numerator:
Net income attributable to common stockholders - diluted	$2,606	$12,233	$—	$—
Denominator:
Weighted average shares outstanding – basic	9,725,389	39,619,813	—	10,099,356
Options to purchase common stock	128,589	7,048,315	—	3,911,367
Restricted stock	29,056	—	—	—
Employee stock purchase plan shares	56,539	—	—	—
Weighted average shares outstanding – diluted	9,939,573	46,668,128	—	14,010,723
Net income per share attributable to common stockholders – diluted	$0.26	$0.26	$—	$—
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Six months ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Options to purchase common stock	556,122	—	—	765,628
Common stock issuable upon conversion of convertible preferred stock	—	—	—	33,443,969
Total excludable from net income per share attributable to common stockholders – diluted	556,122	—	—	34,209,597

Note 11 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a benefit of less than $0.1 million and a provision for income taxes of $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and a provision for income taxes of $1.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
The effective income tax rate was 11% for the six months ended June 30, 2021 and differs from the statutory federal rate of 21% due to deductions for equity awards and for foreign-sourced revenue, and tax benefit for federal and state research credits, partially offset by nondeductible stock-based compensation, and a higher tax rate in certain foreign countries where the Company operates. The effective income tax rate was 24% for the six months ended June 30, 2020. This differs from the statutory federal rate of 21% primarily due to non deductible stock-based compensation and foreign rate differential partially offset by federal and state research credits.
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

Note 12 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$30,076	$17,508	$57,484	$36,550
EMEA	14,445	5,680	25,755	11,529
APAC	4,142	2,679	8,337	5,620
Rest of the world	995	494	1,690	1,010
Total	$49,658	$26,361	$93,266	$54,709
The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$37,342	$24,580
Rest of the world	6,259	5,464
Total	$43,601	$30,044
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made no matching contribution to the 401(k) Plan for the six months ended June 30, 2021 and 2020, respectively.

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
Our company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. We believe that our purpose-built technology and infrastructure provides superior outcomes for both Internet content creators (publishers) and advertisers (buyers). In June 2021, our platform efficiently processed approximately 229 billion ad impressions daily, each in a fraction of a second.
Our cloud infrastructure platform provides superior monetization for publishers by increasing the value of an impression and providing incremental demand through our deep and growing relationships with buyers. We are aligned with our publisher and app developer partners by being independent. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. Our global platform is omnichannel, supporting a wide array of ad formats and digital device types. As of June 30, 2021, we served approximately 1,300 publishers and app developers, including many of the leading digital companies such as Verizon Media Group and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 150% for the trailing twelve months ended June 30, 2021 and 107% for the trailing twelve months ended June 30, 2020.
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
We help monetize valuable impressions for our clients across a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top (“OTT”), connected television (“CTV”), and rich media. As of June 30, 2021, we served approximately 1,300 publishers and app developers representing over 97,000 individual domains and apps worldwide on our platform across a diverse group of content verticals including news, eCommerce, gaming, media, weather, fashion, technology, and more.
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
Our ability to efficiently add and monetize valuable impressions on our platform has led to revenue growth, profitability, and operating cash flow. By focusing on valuable ad impressions, investing in our own specialized cloud software and hardware infrastructure, optimizing platform utilization, and implementing workflow automation, we have achieved strong gross margins. For the three months ended June 30, 2021 and the three months ended June 30, 2020, our gross margin was 74% and 65%, our net income margin (net income as a percentage of revenue) was 20% and 2%, our adjusted EBITDA margin (adjusted EBITDA as a percentage of revenue) was 37% and 19%, and operating cash flow margin (operating cash flows as a percentage of revenue) was 42% and (10)%, respectively. For the six months ended June 30, 2021 and the six months ended June 30, 2020, our gross margin was 73% and 65%, our net income margin (net income as a percentage of revenue) was 16% and 3%, our adjusted EBITDA margin (adjusted EBITDA as a percentage of revenue) was 35% and 18%, and operating cash flow margin (operating cash flows as a percentage of revenue) was 36% and 22%, respectively.
For the three months ended June 30, 2021 and the three months ended June 30, 2020, we derived approximately 63% and 68% of our revenue from Americas-based publishers, 29% and 22% from Europe-based publishers, Middle East and Africa-based (EMEA) publishers, and 8% and 10% from Asia-Pacific (APAC)-based publishers, respectively. For the six months ended June 30, 2021 and the six months ended June 30, 2020, we derived approximately 63% and 69% of our revenue from Americas-based publishers, 28% and 21% from Europe-based publishers, Middle East and Africa-based (EMEA) publishers, and 9% and 10% from Asia-Pacific (APAC)-based publishers, respectively. We are focused on expanding outside the United States and expect to increase our proportion of revenue from non-U.S. geographies in the future. We classify publishers by geography based on the billing address of the publisher transacting with us.
In the second quarter of 2021, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 65% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19
The COVID-19 pandemic has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. The duration of these disruptive effects will continue for an unknown period of time until the virus is contained or economic activity normalizes. During the first half of 2021, revenue from the majority of our advertising categories exceeded pre-COVID spending levels. Although our revenue has returned to growth, the impact of the pandemic on our future growth and our results of operations is unknown and we are unable to accurately predict the future impact. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus and its impact on our publishers, ad buyers, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
The table below summarizes the financial highlights of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$49,658	$26,361	$93,266	$54,709
Operating income	10,133	729	16,774	1,759
Net income	9,921	653	14,839	1,559
Adjusted EBITDA(1)	18,594	4,915	33,088	10,041
Net cash provided by (used in) operating activities	$21,076	$(2,673)	$33,763	$12,022
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure”
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 20.2 trillion and 10.3 trillion for the three months ended June 30, 2021 and 2020, respectively.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 150% for the trailing twelve months ended June 30, 2021 and 107% for the trailing twelve months ended June 30, 2020. Our growth in the period ended June 30, 2021 and 2020 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
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

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$9,921	$653	$14,839	$1,559
Add back (deduct):
Stock-based compensation	3,629	500	6,794	995
Depreciation and amortization	5,138	3,810	9,688	7,396
Interest income	(67)	(132)	(129)	(392)
Provision for (benefit from) income taxes	(27)	84	1,896	483
Adjusted EBITDA	$18,594	$4,915	$33,088	$10,041

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
Provision for (benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of federal, state, and foreign income taxes. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$49,658	$26,361	$93,266	$54,709
Cost of revenue(1)	13,088	9,189	25,388	19,245
Gross profit	36,570	17,172	67,878	35,464
Operating expenses(1):
Technology and development	3,860	2,971	7,599	5,890
Sales and marketing	13,997	9,236	26,786	19,231
General and administrative	8,580	4,236	16,719	8,584
Total operating expenses	26,437	16,443	51,104	33,705
Operating income	10,133	729	16,774	1,759
Total other income (expense), net	(239)	8	(39)	283
Income before income taxes	9,894	737	16,735	2,042
Provision for (benefit from) income taxes	(27)	84	1,896	483
Net income	$9,921	$653	$14,839	$1,559

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$204	$11	$372	$21
Technology and development	579	80	1,060	155
Sales and marketing	1,290	183	2,451	363
General and administrative	1,556	226	2,911	456
Total stock-based compensation expense	$3,629	$500	$6,794	$995

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	35	27	35
Gross profit	74	65	73	65
Operating expenses:
Technology and development	8	11	8	11
Sales and marketing	28	35	29	35
General and administrative	17	17	18	16
Total operating expenses	53	63	55	62
Operating income	21	2	18	3
Total other income (expense), net	(1)	—	—	1
Income before income taxes	20	2	18	4
Provision for (benefit from) income taxes	—	—	2	1
Net income	20%	2%	16%	3%

Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$49,658	$26,361	$23,297	88%
Cost of revenue	13,088	9,189	3,899	42%
Gross profit	$36,570	$17,172	$19,398	113%
Gross profit margin	74%	65%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$93,266	$54,709	$38,557	70%
Cost of revenue	25,388	19,245	6,143	32%
Gross profit	$67,878	$35,464	$32,414	91%
Gross profit margin	73%	65%

Revenue for the three months ended June 30, 2021 increased by $23.3 million, or 88%, compared to the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 increased by $38.6 million, or 70%, compared to the six months ended June 30, 2020. The growth in these periods was driven by increased impressions processed on our platform from both existing and new publishers.
As of June 30, 2021, we served approximately 1,300 publishers worldwide on our platform, which represented over 65,000 domains and 32,000 apps in total, compared to approximately 1,000 publishers worldwide, which represented approximately 45,000 domains and 8,000 apps in total as of June 30, 2020. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow in 2021 primarily due to continued advertising recovery from the global pandemic and the acceleration of mobile and omnichannel video driven by the increase in open internet activity globally.
Cost of revenue increased $3.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $1.3 million increase in depreciation of data center equipment and amortization of internal use software, a $1.0 million increase in personnel costs as headcount increased by 40% in order to support our growing business, a $0.8 million increase in data centers costs and $0.5 million increase in our facilities costs. Overall, our cost of revenue per impression processed for the three months ended June 30, 2021 declined by approximately 27% compared to the three months ended June 30, 2020.
Cost of revenue increased $6.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $2.3 million increase in depreciation of data center equipment and amortization of internal use software, a $2.0 million increase in personnel costs, a $0.9 million increase in data centers costs and $0.9 million increase in our facilities costs.
Our gross margin of 74% for the three months ended June 30, 2021 increased compared to 65% for the three months ended June 30, 2020 and 73% for the six months ended June 30, 2021 increased compared to 65% for the six months ended June 30, 2020 due to greater utilization of our platform offset by investments for capacity expansion.
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
Technology and Development

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Technology and development	$3,860	$2,971	$889	30%
Percent of revenue	8%	11%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Technology and development	$7,599	$5,890	$1,709	29%
Percent of revenue	8%	11%

The increase in technology and development costs for the three months ended June 30, 2021 was primarily due to an increase of $1.7 million in personnel costs partially offset by $0.7 million increase related to the capitalization of internal use software.
The increase in technology and development costs for the six months ended June 30, 2021 was primarily due to an increase of $3.1 million in personnel costs partially offset by $1.1 million related to the capitalization of internal use software.
We expect technology and development expenses to continue to increase in 2021 compared to 2020 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$13,997	$9,236	$4,761	52%
Percent of revenue	28%	35%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$26,786	$19,231	$7,555	39%
Percent of revenue	29%	35%
Sales and marketing costs for the three months ended June 30, 2021 increased primarily due to a $4.2 million increase in personnel costs as headcount increased by 18%, higher stock-based compensation costs and $0.3 million increase in marketing expenses.
Sales and marketing costs for the six months ended June 30, 2021 increased primarily due to a $7.6 million increase in personnel costs, $0.4 million increase in marketing expenses, $0.3 million increase in professional fees, partially offset by $0.8 million decrease in travel and entertainment due to the impact of the COVID-19 pandemic.
We expect sales and marketing expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$8,580	$4,236	$4,344	103%
Percent of revenue	17%	17%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,719	$8,584	$8,135	95%
Percent of revenue	18%	16%
General and administrative expense increased for the three months ended June 30, 2021 primarily due to a $2.6 million increase in personnel costs associated with a 15% increase in headcount and higher stock-based compensation costs, a $0.6 million increase in professional services composed primarily of legal and other consulting fee, and a $0.9 million increase for insurance expenses.
General and administrative expense increased for the six months ended June 30, 2021 primarily due to a $4.8 million increase in personnel costs and higher stock-based compensation costs, a $1.5 million increase in professional services composed primarily of legal and other consulting fee, and a $1.8 million increase for insurance expenses.
We expect general and administrative expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to the additional headcount and increased costs associated with being a public company.
Total Other Income (Expense), net

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$(239)	$8	$(247)	(3088)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$(39)	$283	$(322)	(114)%
Total other income (expense), net decreased for the three months ended June 30, 2021 and for the six months ended June 30, 2021, compared to the prior year period, as a result of movements in exchange rates between the Indian Rupee and British Pound and lower interest rates and as a result of holding a larger portion of our excess cash in lower yielding money market investments.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(27)	$84	$(111)	(132)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,896	$483	$1,413	293%
The federal statutory income tax rate was 21% for the 2020 and 2021 periods, respectively. The difference between the effective tax rate for the three months ended June 30, 2021 and the federal statutory income tax rate was primarily due to deductions for equity awards and for foreign-sourced revenue, and tax benefit for federal and state research credits, partially offset by nondeductible stock-based compensation, and a higher tax rate in certain foreign countries where the Company operates. The difference in our effective tax rate for the three months ended June 30, 2020 was primarily due to a higher tax rate in certain foreign countries where we operate and non deductible stock-based compensation.
The difference between the effective tax rate for the six months ended June 30, 2021 of 11% and the federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where we operate, partially offset by deductions for equity awards and for foreign-sourced revenue, and tax benefit for federal and state research credits. The effective income tax rate was 24% for the six months ended June 30, 2020. The difference in our effective tax rate for the six months ended June 30, 2020 was primarily due to non deductible stock-based compensation and foreign rate differential partially offset by federal and state research credits.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $122.0 million and net working capital, consisting of current assets less current liabilities, of $155.2 million. As of June 30, 2021, we had retained earnings of $57.5 million.
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
Revolving Line of Credit
In February 2011, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”), with Silicon Valley Bank (“SVB”), which was subsequently amended at various times to provide us with additional borrowing capacity and/or flexibility.
As of June 30, 2021, the amount we can borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the Loan Agreement at a variable rate equal to the greater of the prime rate and 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion is charged and is payable in arrears. As of June 30, 2021, the applicable interest rate under the Loan Agreement was 3.25%. In June 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of June 30, 2021, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of (a) our unrestricted cash and cash equivalents at SVB, plus net billed accounts receivable to (b) our total accounts payable plus all loans outstanding and outstanding letters of credit with SVB. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of June 30, 2021.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,763	$12,022
Net cash used in investing activities	(28,187)	(4,257)
Net cash provided by financing activities	3,856	74
Net increase in cash and cash equivalents	$9,432	$7,839
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
For the six months ended June 30, 2021, net cash provided by operating activities of $33.8 million resulted primarily from net income of $14.8 million, adjustments for non-cash expenses of $17.7 million, including $9.7 million for depreciation and amortization and $6.8 million for stock-based compensation, and a decrease in accounts receivable of $24.1 million, partially offset by a decrease in accounts payable of $15.1 million.
For the six months ended June 30, 2020, net cash provided by operating activities of $12.0 million resulted primarily from net income of $1.6 million, adjustments for non-cash expenses of $8.7 million, including $7.4 million for depreciation and amortization and $1.0 million for stock-based compensation, and a decrease in accounts receivable of $25.7 million, partially offset by a decrease in accounts payable of $19.5 million.
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
For the six months ended June 30, 2021, we used $28.2 million of cash in investing activities, consisting of $11.8 million in purchases of property and equipment (primarily data center infrastructure), $4.8 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $11.6 million.
For the six months ended June 30, 2020, we used $4.3 million of cash in investing activities, consisting of $7.4 million in purchases of property and equipment (primarily data center infrastructure), $4.2 million of investments in capitalized internal use software and a net decrease in investments of marketable securities of $7.3 million.

Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities of $3.9 million was primarily due to $2.6 million proceeds from our employee stock purchase plan, $2.1 million proceeds from exercise of stock options, partially offset by $0.8 million from the payment of offering costs from our IPO.
For the six months ended June 30, 2020, net cash provided by financing activities of $0.1 million consisting of $0.1 million proceeds from exercise of stock options.

Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at June 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases	$2,119	$982	$1,137	$—	$—
Other contractual obligations(1)	22,778	4,172	14,977	3,629	—
Total	$24,897	$5,154	$16,114	$3,629	$—
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of June 30, 2021, we had $3.7 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Off-Balance Sheet Arrangements
Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $90.6 million and marketable securities of $31.4 million as of June 30, 2021, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of June 30, 2021. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.5 million in our operating income for the six months ended June 30, 2021. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.7 million in our operating income for the six months ended June 30, 2021.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
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
We depend upon our buyer and publisher relationships to continue to grow the usage of our platform. In doing so, we compete for both supply and demand with larger, well-established companies that may have technological advantages stemming from their experience in the market. We must continue to adapt and improve our technology to compete effectively, and customers have not always embraced our offering due to various factors, including switching costs from moving away from pre-existing technology integrations, such as already implemented header bidding wrappers, and lack of awareness of our omnichannel offerings. Although we believe we provide superior transparency and accountability to such competitors, certain customers may place technological or financial demands that we are unable to meet. These and other factors may make it difficult for us to increase our business with our publishers and buyers, cause some buyers to reduce their spending with us, or increase our costs of doing business, which could adversely affect our business, results of operations, and financial condition.

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
Our business depends on our access to valuable ad impressions. We depend upon publishers, including channel partners, which aggregate large numbers of smaller publishers, to provide advertising space which we can offer to prospective buyers. A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the three months ended June 30, 2021 and 2020, 17% and 21%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Verizon Media Group. Our agreement with Verizon Media Group, signed in 2015, automatically renews each year for successive one-year terms unless either party provides 30 days’ prior written notice. Either party may also terminate for convenience immediately upon written notice. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers.
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
Our business depends on our ability to maintain and expand our access to ad campaigns and spending from buyers such as DSPs, as well as agencies and advertisers (which execute their purchases through DSPs), to purchase advertising impressions from our publishers. A limited number of large DSPs – The Trade Desk and Google DV360 in particular – account for a significant portion of the ad impressions purchased on our platform. Our agreements with each of The Trade Desk and Google LLC, originally signed in 2011 and 2012, respectively, automatically renew each year for successive one-year terms unless, in the case of our agreement with Google LLC, either party provides at least 60 days’ prior written notice. In addition, either party may terminate for convenience upon providing at least 30 days’ prior written notice. We expect to depend upon these DSPs for a large percentage of impressions purchased for the foreseeable future. Any disruptions in our relationships with DSPs, agencies or advertisers could adversely affect our business, results of operations, and financial condition.
We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable price, or at all. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition.
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
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could adversely affect our business, results of operations, or financial condition. As a company with employees, customers, partners, and investors across the globe, we believe in upholding our company value of being good people by doing our part to help slow the spread of the virus. To this end, most of our employees have been working remotely since the start of the pandemic Although we continue to monitor the situation and may adjust our policies as more information and guidance become available, such policies could negatively impact our marketing efforts, lengthen sales cycles and result in an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, slow down our recruiting efforts, or create operational or other challenges due to a fully-remote workforce, any of which could adversely affect our business, results of operations, and financial condition.
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
The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
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
If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, results of operations, and financial condition could be adversely affected.
The continued growth in our business may place demands on our infrastructure and our operational, managerial, administrative, and financial resources. Our success will depend on our ability to manage growth effectively. Among other things, this will require us at various times to:
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
If we do not manage our growth well, the efficacy and performance of our platform may suffer, which could harm our reputation and reduce demand for our platform and solutions. Failure to manage future growth effectively could adversely affect our business, results of operations, and financial condition.
Market pressure may reduce our revenue per impression.
Our revenue may be affected by market changes, new demands by publishers and buyers, new solutions, and competitive pressure. Our solutions may be priced too high or too low, either of which may carry adverse consequences. We may receive requests from publishers for discounts, fee revisions, rebates, and refunds, or from DSPs, agencies and advertisers for volume discounts, fee revisions, and rebates. Any of these developments could adversely affect our business, results of operations, and financial condition.
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
Our business depends on processing ad impressions in milliseconds, and we must handle an increasingly large volume of such transactions. The addition of new solutions, such as header bidding in mobile and the CTV and OTT formats, support of evolving advertising formats, handling, and use of increasing amounts of data, and the overall growth in impressions place growing demands upon our platform infrastructure. If we are unable to grow our platform to support substantial increases in the number of transactions and in the amount of data we process, on a high-performance, cost-effective basis, our business, results of operations, and financial condition could be adversely affected. We expect to continue to invest in our platform in order to meet these requirements, and that investment could adversely affect our business, results of operations, and financial condition. Additionally, if we overestimate future usage of our platform, we may incur additional expenses in adding infrastructure without a commensurate increase in revenue, which could adversely affect our business, results of operations, and financial condition.

If we fail to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our publishers and their consumers, publishers could lose confidence in our platform, and we could face legal claims that could adversely affect our business, results of operations, and financial condition.
We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate advertiser purchases through our platform, or to disrupt or divert the operation of the systems, and devices of our publishers, and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or for other illicit purposes. For example, sophisticated bot-nets and other complex forms of click fraud might be used to generate fraudulent impressions and divert advertising revenue from legitimate websites of publishers. Those activities could also introduce malware through our platform in order to commandeer or gain access to information on consumers’ computers. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with publishers that we find to be engaging in such activities. For example, in May 2020, we terminated a publisher for sending traffic that was part of the Icebucket spoofing scheme, where cybercriminals sent traffic mimicking connected TVs to fraudulently take CTV advertising dollars. During the investigative phase, we terminated the publisher which was reportedly a major vector for this particular spoofing attack. Although we continuously assess the quality and performance of advertising on publishers’ digital media properties, it may be difficult to detect fraudulent or malicious activity, and we rely on proprietary and third-party tools, as well as the controls of publishers. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, publishers may contest payment, demand refunds, or fail to give us future business, or we could face legal claims from publishers. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that programmatic trading is unsafe and lead our publishers to avoid programmatic advertising.
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
Some prominent technology companies, including Google, have announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking consumers. For example, in June 2021, Google announced its intention to phase out the use of third-party cookies starting in mid-2023 in its Chrome web browser. As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary consumer tracking methods into their widely-used web browsers. For example, in March 2021, Google announced its intention to limit the use of alternate user-level identifiers and browsing history in its own ad platforms and products. Although we believe our platform is well-positioned to adapt and continue to provide key data insights to our publishers without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect our ability to serve our customers, and our business, results of operations, and financial condition could be adversely affected.

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
The CCPA has encouraged “copycat” laws and in other states across the country, such as in Nevada, New Hampshire, Illinois, and Nebraska. In March 2020, Virginia passed the Consumer Data Protection Act (the “CDPA”) which takes effect in January 2023. The CDPA is enforceable by the Virginia Attorney General and creates individual privacy rights for Virginia residents and increases the privacy obligations of businesses handling sensitive personal data. In July 2021, Colorado passed the Colorado Privacy Act (the “CPA”) which takes effect in July 2023. The CPA is enforceable by the Colorado Attorney General and also creates individual privacy rights for Colorado residents and increases the privacy obligations of business handling personal data. We cannot yet fully predict the impact of the CDPA, the CPA, or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other proposed legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
The second mechanism, Standard Contractual Clauses (“SCCs”), an alternative transfer measure that we also offer to our EU customers for extra-EU data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the European Union ensure the data is protected to a standard that is “essentially equivalent” to that in the European Union including, where necessary, by taking “supplementary measures” to protect the data. It remains unclear what “supplementary measures” must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EU data protection authorities may determine that there are no supplementary measures that can legitimize EU-US data transfers. For the time being, we will rely on SCCs for EU-US transfers of EU personal data and explore what “supplementary measures” can implemented to protect EU personal data that is transferred to us in the United States. SCCs also contemplate data received from a third party, but may not cover data that is collected directly on behalf of a third party. In June 2021, the European Commission issued updated Standard Contractual Clauses (“New SCCs”) that require additional information for transnational data transfers. New agreements must incorporate the New SCCs effective September 27, 2021 and existing agreements must incorporate the New SCCs by December 27, 2022. It remains unclear whether SCCs or New SCCs can cover our use of cookies and other tracking technologies placed directly on consumer’s browsers or devices through our publishers or buyers’ websites.
We may also need to restructure our data export practices as a result of Brexit. European Union law may cease to apply to the United Kingdom. This means that data may not be able to flow freely between the European Union and the United Kingdom, and our United Kingdom subsidiaries may need to enter into SCCs and adopt “supplementary measures” both with customers and other group entities or enter into New SCCs, in order to ensure the continuing flow of data to and from the United Kingdom subsidiary. We would likely need to restructure our transfers of European data via another European subsidiary and have such entity enter into the SCCs or New SCCs with other group entities and implement “supplementary measures” to ensure the continuing flow of data from the European Union to the United States. In the event that use of the SCCs of New SCCs is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the European Union resulting in any inability to transfer personal data from the European Union to the United States in compliance with data protection laws, European customers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.
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
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, results of operations, and financial condition, many of which are beyond our control. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. We have one office and one data center facility in California, a state known for seismic activity. Significant portions of our development and advertising operations work is located in Pune, India, which is susceptible to earthquakes and flooding. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New York, Virginia, or Pune, India. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, results of operations, and financial condition.
We are an emerging growth company subject to reduced disclosure requirements, and there is a risk that availing ourselves of such reduced disclosure requirements will make our Class A common stock less attractive to investors.
We are currently an “emerging growth company,” as defined in the JOBS Act; however, we will no longer be an emerging growth company at the conclusion of this fiscal year ending December 31, 2021. For as long as we remain an emerging growth company, we are permitted and intend to take advantage of exemptions from various reporting requirements such as, but not limited to, not being required to obtain auditor attestation of our reporting on internal control over financial reporting, having reduced disclosure obligations about our executive compensation in our periodic reports and proxy statements, and not being required to hold advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Because we will no longer qualify as an emerging growth company at the conclusion of this fiscal year ended December 31, 2021, we will be required to include in our Annual Report on Form 10-K for the year ended December 31, 2021, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, results of operations, and financial condition and could cause a decline in the price of our Class A common stock.
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
As of June 30, 2021, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement also restricts our ability, without SVB’s written consent, to, among other things:
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
Technology stocks historically have experienced high levels of volatility. The trading price of our Class A common stock has fluctuated substantially and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock, some of which are beyond our control and may not be relating to our operational or financial performance, include the following:
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
•actual or anticipated changes or fluctuations in our results of operations or financial projections;
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
In addition, if the market for technology stocks, the stock of digital advertising companies or the stock market, in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in the digital advertising industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, it could subject us to substantial costs, divert management’s attention and resources, and adversely affect our business.
Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, our directors, officers, and holders of more than 5% of our total common stock outstanding, and their respective affiliates, beneficially owned in the aggregate approximately 93% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date that is ten years from the closing of this offering. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
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
Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the common stock issuable upon the exercise of such options or vesting of such restricted stock units has been registered for public resale under the Securities Act. Accordingly, these shares of common stock will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
Additionally, certain holders of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
• that our board of directors will be classified into three classes of directors with staggered three-year terms at such time as the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock, which could delay the ability of stockholders to change the membership of our board;
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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for derivative actions, actions asserting a breach of fiduciary duty, actions asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated June 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	06/08/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: August 10, 2021

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)