Form 10-Q
period 2021-09-30
PubMatic, Inc.
filed 2021-11-10
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, the registrant had 27,545,541 shares of Class A common stock outstanding and 23,760,497 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$89,376	$81,188
Marketable securities	47,355	19,793
Accounts receivable - net	228,387	219,511
Prepaid expenses and other current assets	12,974	6,622
Total Current Assets	378,092	327,114
Property, equipment and software - net	51,927	30,044
Goodwill	6,250	6,250
Deferred income tax asset	495	762
Other assets, non-current	2,081	7,076
TOTAL ASSETS	$438,845	$371,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$195,332	$176,731
Accrued liabilities	17,661	14,844
Total Current Liabilities	212,993	191,575
Deferred tax liability	2,698	1,561
Other liabilities, non-current	2,317	2,683
TOTAL LIABILITIES	218,008	195,819
Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; No shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of September 30, 2021 and December 31, 2020; 27,436,489 and 6,801,368 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; 1,000,000,000 Class B shares authorized as of September 30, 2021 and December 31, 2020; 23,443,849 and 42,186,774 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	6	6
Treasury stock, at cost - 3,140,437 and 3,139,295 shares as of September 30, 2021 and December 31, 2020, respectively.	(11,486)	(11,434)
Additional paid-in capital	161,261	144,163
Accumulated other comprehensive income	—	1
Retained earnings	71,056	42,691
Total Stockholders' Equity	220,837	175,427
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,845	$371,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$58,086	$37,797	$151,352	$92,506
Cost of revenue	16,020	10,491	41,408	29,736
Gross profit	42,066	27,306	109,944	62,770

Operating expenses:
Technology and development	4,139	3,390	11,738	9,280
Sales and marketing	15,004	10,911	41,790	30,142
General and administration	8,875	5,214	25,593	13,799
Total operating expenses	28,018	19,515	79,121	53,221
Operating income	14,048	7,791	30,823	9,549
Interest income	79	83	208	475
Other income (expense), net	198	(22)	29	(132)
Total other income (expense), net	277	61	237	343
Income before income taxes	14,325	7,852	31,060	9,892
Provision for income taxes	799	1,621	2,695	2,104
Net income	$13,526	$6,231	$28,365	$7,788
Net income per share attributable to common stockholders:
Basic	$0.27	$0.12	$0.57	$0.10
Diluted	$0.24	$0.10	$0.50	$0.09

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	50,559,636	10,335,359	49,754,449	10,178,598
Diluted	56,498,891	15,876,890	56,575,867	14,072,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$13,526	$6,231	$28,365	$7,788
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	(7)	(1)	(4)
Comprehensive income	$13,526	$6,224	$28,364	$7,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	—	$—	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation								3,318			3,318
Exercise of stock options					278,412	—		451			451
Repurchase of treasury stock, at cost					(693)	—	(27)				(27)
Other comprehensive loss									(1)		(1)
Net income										4,918	4,918
Balance — March 31, 2021	—	$—	—	$—	49,265,861	$6	$(11,461)	$147,932	$—	$47,609	$184,086
Stock-based compensation								3,837			3,837
Exercise of stock options					800,426	—		1,627			1,627
Repurchase of treasury stock, at cost					(449)	—	(25)				(25)
Issuance of common stock related to employee stock purchase plan					155,015	—		2,635			2,635
Issuance of common stock related to RSU vesting					21,973	—		—			—
Other comprehensive loss									—		—
Net income										9,921	9,921
Balance — June 30, 2021	—	$—	—	$—	50,242,826	$6	$(11,486)	$156,031	$—	$57,530	$202,081
Stock-based compensation								3,981			3,981
Exercise of stock options					615,673	—		1,249			1,249
Issuance of common stock related to RSU vesting					21,839	—					—
Other comprehensive loss									—		—
Net income										13,526	13,526
Balance — September 30, 2021	—	$—	—	$—	50,880,338	$6	$(11,486)	$161,261	$—	$71,056	$220,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2019	33,443,969	$61,216	5,901,863	$19,025	5,746,216	$1	$(11,431)	$8,641	$6	$16,078	$13,295
Stock-based compensation								503			503
Exercise of stock options					58,452	—		74			74
Other comprehensive income									20		20
Net income										904	904
Balance — March 31, 2020	33,443,969	$61,216	5,901,863	$19,025	5,804,668	$1	$(11,431)	$9,218	$26	$16,982	$14,796
Stock-based compensation								505			505
Other comprehensive loss									(17)		(17)
Net income										653	653
Balance — June 30, 2020	33,443,969	$61,216	5,901,863	$19,025	5,804,668	$1	$(11,431)	$9,723	$9	$17,635	$15,937
Stock-based compensation								1,451			1,451
Exercise of stock options					21,584	—		20			20
Repurchase of treasury stock, at cost					(580)	—	$(1)				(1)
Repayment of stockholders' notes receivable and accrued interest								4,268			4,268
Reclassification of redeemable common stock			(5,901,863)	$(19,025)	5,901,863	1		19,024			19,025
Other comprehensive income (loss)									(7)		(7)
Net income										6,231	6,231
Balance — September 30, 2020	33,443,969	$61,216	—	$—	11,727,535	$2	$(11,432)	$34,486	$2	$23,866	$46,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$28,365	$7,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,992	11,574
Stock-based compensation	10,508	2,439
Provision for doubtful accounts	—	319
Deferred income taxes	1,404	92
Accretion of discount on marketable securities	(46)	(135)
Other	(2)	32
Changes in operating assets and liabilities:
Accounts receivable	(8,876)	(23,190)
Prepaid expenses and other current assets	(6,620)	(996)
Accounts payable	16,648	18,289
Accrued expenses	3,195	465
Other liabilities, non-current	(366)	(971)
Net cash provided by operating activities	60,202	15,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,846)	(12,885)
Capitalized software development costs	(6,755)	(5,638)
Purchases of marketable securities	(53,118)	(22,313)
Proceeds from sales of marketable securities	—	2,295
Proceeds from maturities of marketable securities	25,600	26,750
Net cash used in investing activities	(57,119)	(11,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	2,635	—
Proceeds from repayments of stockholders’ notes receivable	—	4,268
Proceeds from exercise of stock options	3,327	94
Payments for offering costs	(805)	(1,914)
Payments to acquire treasury stock	(52)	(1)
Net cash provided by financing activities	5,105	2,447
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,188	6,362
CASH AND CASH EQUIVALENTS - Beginning of period	81,188	34,250
CASH AND CASH EQUIVALENTS - End of period	$89,376	$40,612
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$4,445	$415
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$628	$20
Property and equipment included in accounts payable and accrued expenses	$2,712	$1,624
Capitalized software costs included in accounts payable and accrued expenses	$1,115	$636
Deferred offering costs incurred during the period included in accounts payable and accrued expenses	$—	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)
Note 1 - Organization and Description of Business
PubMatic, Inc. and subsidiaries (“Company” or “PubMatic”) was founded in 2006. The Company has offices in California, New York, Europe, Asia, and Australia. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertisers leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
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
Deferred offering costs consisted primarily of accounting, legal, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, the $4.4 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. No offering costs were capitalized as of September 30, 2021.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses.
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended September 30, 2021 and 2020, one publisher represented 17% and 18%, respectively, and 18% and 21% for the nine months ended September 30, 2021 and 2020, respectively, of the Company’s revenue. As of September 30, 2021, three buyers accounted for 28%, 20% and 10%, respectively, of accounts receivable. As of December 31, 2020, four buyers accounted for 33%, 14%, 13% and 11%, respectively, of accounts receivable.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company (“EGC”) and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company expects to cease being an EGC as of December 31, 2021, becoming a large accelerated filer. The adoption dates discussed below reflect the updated transition period for complying with accounting standards not yet adopted.
In February 2016, FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The guidance is effective for the Company for fiscal year 2021 and the adoption, including the impact and required disclosures will be included in its 2021 Form 10-K. The guidance requires a modified retrospective adoption. The Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in fiscal year 2021 and the adoption, including the impact and required disclosures will be included in its 2021 Form 10-K. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company in fiscal year 2021 and will be included in its 2021 Form 10-K. At adoption, this update will require a prospective approach. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

Note 3 – Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$65,128	$—	$—	$65,128
Certificates of deposit	—	6,502	—	6,502
Cash equivalents	65,128	6,502	—	71,630
Commercial paper	—	47,355	—	47,355
Marketable securities	—	47,355	—	47,355
Total Financial Assets	$65,128	$53,857	$—	$118,985

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets
Money market funds(1)	$12,462	$—	$—	$12,462
Commercial paper(1)	—	7,199	—	7,199
Cash equivalents	12,462	7,199	—	19,661
U.S. Treasury and government debt securities	—	8,999	—	8,999
Commercial paper	—	10,794	—	10,794
Marketable securities	—	19,793	—	19,793
Total Financial Assets	$12,462	$26,992	$—	$39,454
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

Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$47,355	$—	$—	$47,355
Total	$47,355	$—	$—	$47,355

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$10,794	$—	$—	$10,794
U.S. Treasury and government debt securities	$8,998	$1	$—	$8,999
Total	$19,792	$1	$—	$19,793

The remaining contractual maturity of all marketable securities was within one year as of September 30, 2021 and December 31, 2020. Realized gains and losses were not material for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and 2020, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Internal-use software	$31,674	$24,513
Network hardware, computer equipment and software	91,615	62,764
Leasehold improvements	2,098	1,249
Furniture and fixtures	620	621
Property, equipment and software, gross	126,007	89,147
Less: accumulated depreciation and amortization	(74,080)	(59,103)
Total property, equipment and software, net	$51,927	$30,044

Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $4.4 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively, and $10.7 million and $7.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company capitalized $2.6 million and $1.6 million in software development costs during the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $5.1 million for the nine months ended

September 30, 2021 and 2020, respectively. Amortization expense of internal use software was $1.9 million and $1.6 million during the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the nine months ended September 30, 2021 and 2020, respectively.
Accounts Payable
Accounts payable consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Payable to publishers	$185,530	$168,673
Other	9,802	8,058
Total accounts payable	$195,332	$176,731

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$13,205	$13,352
Accrued and other current liabilities	4,456	1,492
Total accrued expenses	$17,661	$14,844

Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB".) The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. As of September 30, 2021, the applicable interest rate under the revolving line of credit was 3.25%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. The maturity date of the revolving line of credit is June 6, 2024. As of September 30, 2021 there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 6) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of September 30, 2021.

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
Future annual minimum commitments as of September 30, 2021, are as follows (in thousands):

	Leases	Other Contractual Obligations
2021 (for remaining 3 months)	$488	$2,261
2022	1,017	9,255
2023	106	7,234
2024	—	3,877
Total future minimum commitments, net	$1,611	$22,627
Rent expense, net of sublease income, incurred under operating leases was $0.5 million and $0.6 million for three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Rent expense was offset by sublease income of $0.1 million for the three months ended September 30, 2020 and $0.4 million for the nine months ended September 30, 2020. No rent expense was offset by sublease income for the nine months ended September 30, 2021.
Letters of Credit
As of September 30, 2021 and December 31, 2020, the Company had an irrevocable letter of credit outstanding related to non-cancelable facilities leases in the amounts of $0.7 million, with annual automatic renewal and final expiration date in June 2022.
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
Note 7 – Convertible Preferred Stock
Upon completion of the IPO in December 11, 2020, all shares of convertible preferred stock outstanding, totaling 33,443,969 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $61.2 million was reclassified into stockholders’ equity. As of September 30, 2021, there were no shares of convertible preferred stock issued and outstanding.
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
As the Company’s only recourse on the Notes and associated interest was the Pledged Shares, the Notes were accounted for as nonrecourse and recorded to stockholders’ equity as of September 30, 2020. This was accounted for as though the Company repurchased the Pledged Shares and in exchange issued the Notes and granted 1.6 million fully vested stock options with an exercise price equal to the face value of Notes plus interest. No principal or interest payments were paid during the three months ended September 30, 2020. During the quarter ended September 30, 2020, all principal and interest due under the notes were prepaid.
In connection with the Notes, the Company provided the officers with a right to sell to the Company outstanding shares of common stock upon settlement of the Notes (the “Put Option”). The officers could only exercise the Put Option upon repayment of the Notes using the Pledged Shares or upon the prepayment of the Notes using proceeds from the officers’ sale or disposal of the Pledged Shares at a price less than the face value of the Notes. The Put Option allowed the officers to require the Company to repurchase any or all common stock held or beneficially owned to offset their tax liabilities resulting from the settlement of the Notes via one of the above methods. As the exercisability of the Put Option and therefore redemption of the common stock was outside the control of the Company, all common stock held or beneficially owned by the officers required temporary equity classification. The Company therefore classified $19.0 million of common stock outside of stockholders’ equity as of September 30, 2020, which represented the fair value of the shares held or beneficially owned on the transaction date. The Company did not adjust the carrying value of the redeemable common stock during the three months ended September 30, 2020 since a redemption event was not probable. The Put Option expired unexercised upon the repayment of the Notes and during the Company’s quarter ended September 30, 2020, the $19.0 million of redeemable common stock was reclassified back to common stock.

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
Equity Incentive Plans
Upon completion of the IPO, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of September 30, 2021, the Company has reserved 6,414,228 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
A summary of stock option activity under the Company’s equity incentive plan and related information is as follows:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2020	8,459,969	$2.53	6.83	$215,144
Options granted	660,466	36.74
Options exercised	(1,694,511)	1.96
Options canceled/expired	(27,094)	7.96
Outstanding — September 30, 2021	7,398,830	$5.69	7.01	$159,659

Vested — September 30, 2021	4,822,778	$3.12	6.13	$113,146

As of September 30, 2021, unrecognized stock-based compensation of $19.0 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.91 years.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2020	—	$—
Granted	507,406	35.45
Vested	(43,812)	37.92
Canceled/Forfeited	(11,281)	32.70
Unvested — September 30, 2021	452,313	$35.28
As of September 30, 2021, unrecognized stock-based compensation of $14.7 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.43 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of September 30, 2021, the Company has reserved 834,866 shares of its common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, beginning December 9, 2020 through May 31, 2022 with the purchase date on the last day of each purchase period. As of September 30, 2021, $1.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the nine months ended September 30, 2021, 155,015 shares of our Class A common stock have been purchased under the ESPP.
As of September 30, 2021, unrecognized stock-based compensation expense related to the ESPP was $2.4 million, which is expected to be recognized over a weighted-average period of 0.67 years.

Stock-Based Compensation
The total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$233	$10	$605	$30
Technology and development	586	222	1,646	377
Sales and marketing	1,388	358	3,839	721
General and administrative	1,507	854	4,418	1,311
Total stock-based compensation	3,714	1,444	10,508	2,439
Tax benefit from stock-based compensation	(521)	(206)	(1,401)	(293)
Total stock-based compensation, net of tax effect	$3,193	$1,238	$9,107	$2,146

Note 10 – Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$7,294	$6,232	$—	$6,231
Less: Undistributed earnings allocated to participating securities	—	—	—	(5,035)
Reallocation of net income attributable to common stockholders	(1,229)	1,229	—	—
Net income attributable to common stockholders – basic	$6,065	$7,461	$—	$1,196
Denominator:
Weighted average common shares outstanding – basic	22,669,223	27,890,413	—	10,335,359
Net income per share attributable to common stockholders – basic:	$0.27	$0.27	$—	$0.12
Numerator:
Net income attributable to common stockholders - diluted	$5,445	$8,081	$—	$1,630
Denominator:
Weighted average shares outstanding – basic	22,669,223	27,890,413	—	10,335,359
Options to purchase common stock	—	5,864,634	—	5,541,531
Restricted stock	11,553	—	—	—
Employee stock purchase plan shares	63,068	—	—	—
Weighted average shares outstanding – diluted	22,743,844	33,755,047	—	15,876,890
Net income per share attributable to common stockholders – diluted	$0.24	$0.24	$—	$0.10
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Options to purchase common stock	892,639	—	—	—
Common stock issuable upon conversion of convertible preferred stock	—	—	—	33,443,969
Total excludable from net income per share attributable to common stockholders – diluted	892,639	—	—	33,443,969

	Nine months ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$15,295	$13,070	$—	$7,788
Less: Undistributed earnings allocated to participating securities	—	—	—	(6,788)
Reallocation of net income attributable to common stockholders	(7,265)	7,265	—	—
Net income attributable to common stockholders – basic	$8,030	$20,335	$—	$1,000
Denominator:
Weighted average common shares outstanding – basic	14,087,401	35,667,048	—	10,178,598
Net income per share attributable to common stockholders – basic:	$0.57	$0.57	$—	$0.10
Numerator:
Net income attributable to common stockholders - diluted	$7,146	$21,219	$—	$1,269
Denominator:
Weighted average shares outstanding – basic	14,087,401	35,667,048	—	10,178,598
Options to purchase common stock	85,726	6,653,755	—	3,893,650
Restricted stock	23,222	—	—	—
Employee stock purchase plan shares	58,715	—	—	—
Weighted average shares outstanding – diluted	14,255,064	42,320,803	—	14,072,248
Net income per share attributable to common stockholders – diluted	$0.50	$0.50	$—	$0.09
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Nine months ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Options to purchase common stock	668,294	—	—	1,128,642
Common stock issuable upon conversion of convertible preferred stock	—	—	—	33,443,969
Total excludable from net income per share attributable to common stockholders – diluted	668,294	—	—	34,572,611

Note 11 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $0.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and a provision for income taxes of $2.7 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The effective income tax rate was 9% and 21% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate for the first nine months of 2021 was lower compared to the statutory tax rate primarily due to higher tax benefits from share-based compensation and tax benefits for federal and state research credits, partially offset by nondeductible stock-based compensation, Section 162(m) limitation on compensation expense to covered employees and a higher tax rate in certain foreign countries where the Company operates.
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

Note 12 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$36,451	$24,412	$93,935	$60,962
EMEA	15,552	8,925	41,306	20,454
APAC	4,909	3,777	13,245	9,396
Rest of the world	1,174	683	2,866	1,694
Total	$58,086	$37,797	$151,352	$92,506
The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$43,255	$24,580
Rest of the world	8,672	5,464
Total	$51,927	$30,044
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made no matching contribution to the 401(k) Plan for the nine months ended September 30, 2021 and 2020, respectively.

Note 14 – Subsequent Events
In October 2021, the Company entered into a new agreement to sublease approximately 34,229 square feet of office space located in Redwood City, California. The Company will use the space to support its general and administrative functions, sales and marketing, technology and development, engineering and customer support.
Pursuant to the sublease agreement, as amended, the lease term will commence on December 1, 2021 and will terminate on March 31, 2028. The annual lease payments during the first year are approximately $3.4 million, escalating 3.0% annually thereafter. Rent expense will be recorded on a straight-line basis over the sublease term. The Company has provided an irrevocable letter of credit in the amount of approximately $3.5 million, pursuant to the terms of the sublease.

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
Our company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. We believe that our purpose-built technology and infrastructure provides superior outcomes for both Internet content creators (publishers) and advertisers (buyers). In September 2021, our platform efficiently processed approximately 272 billion ad impressions daily, each in a fraction of a second.
Our cloud infrastructure platform provides superior monetization for publishers by increasing the value of an impression and providing incremental demand through our deep and growing relationships with buyers. We are aligned with our publisher and app developer partners by being independent. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. Our global platform is omnichannel, supporting a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top (“OTT”), connected television (“CTV”), and rich media. As of September 30, 2021, we served approximately 1,370 publishers and app developers representing over 97,000 individual domains and apps worldwide on our platform across a diverse group of content verticals including news, eCommerce, gaming, media, weather, fashion, technology, and more. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 157% for the trailing twelve months ended September 30, 2021 and 110% for the trailing twelve months ended September 30, 2020.

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
Our ability to efficiently add and monetize valuable impressions on our platform has led to revenue growth, profitability, and operating cash flow. By focusing on valuable ad impressions, investing in our own specialized cloud software and hardware infrastructure, optimizing platform utilization, and implementing workflow automation, we have achieved strong gross margins. For the three months ended September 30, 2021 and the three months ended September 30, 2020, our gross margin was 72% and 72%, our net income margin (net income as a percentage of revenue) was 23% and 16%, our adjusted EBITDA margin (adjusted EBITDA as a percentage of revenue) was 42% and 35%, and operating cash flow margin (operating cash flows as a percentage of revenue) was 46% and 10%, respectively. For the nine months ended September 30, 2021 and the nine months ended September 30, 2020, our gross margin was 73% and 68%, our net income margin (net income as a percentage of revenue) was 19% and 8%, our adjusted EBITDA margin (adjusted EBITDA as a percentage of revenue) was 38% and 25%, and operating cash flow margin (operating cash flows as a percentage of revenue) was 40% and 17%, respectively.
For the three months ended September 30, 2021 and the three months ended September 30, 2020, we derived approximately 65% and 66% of our revenue from Americas-based publishers, 27% and 24% from Europe-based publishers, Middle East and Africa-based (“EMEA”) publishers, and 8% and 10% from Asia-Pacific (“APAC”)-based publishers, respectively. For the nine months ended September 30, 2021 and the nine months ended September 30, 2020, we derived approximately 64% and 68% of our revenue from Americas-based publishers, 27% and 22% from EMEA-based publishers, and 9% and 10% from APAC-based publishers, respectively. We are focused on expanding outside the United States and expect to increase our proportion of revenue from non-U.S. geographies in the future. We classify publishers by geography based on the billing address of the publisher transacting with us.
In the third quarter of 2021, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 65% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19
The COVID-19 pandemic has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. The duration of these disruptive effects will continue for an unknown period of time until the virus is contained or economic activity normalizes. During the first three quarters of 2021, revenue from the majority of our advertising categories exceeded pre-COVID spending levels. Although our revenue has returned to growth, the impact of the pandemic on our future growth and our results of operations is unknown and we are unable to accurately predict the future impact. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus and its impact on our publishers, ad buyers, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
The table below summarizes the financial highlights of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$58,086	$37,797	$151,352	$92,506
Operating income	14,048	7,791	30,823	9,549
Net income	13,526	6,231	28,365	7,788
Adjusted EBITDA(1)	24,264	13,391	57,352	23,430
Net cash provided by operating activities	$26,439	$3,685	$60,202	$15,706
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure”
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 23.9 trillion and 11.8 trillion for the three months ended September 30, 2021 and 2020, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 440 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 157% for the trailing twelve months ended September 30, 2021 and 110% for the trailing twelve months ended September 30, 2020. Our growth in the period ended September 30, 2021 and 2020 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
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
The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$13,526	$6,231	$28,365	$7,788
Add back (deduct):
Stock-based compensation	3,714	1,444	10,508	2,439
Depreciation and amortization	6,304	4,178	15,992	11,574
Interest income	(79)	(83)	(208)	(475)
Provision for income taxes	799	1,621	2,695	2,104
Adjusted EBITDA	$24,264	$13,391	$57,352	$23,430

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$58,086	$37,797	$151,352	$92,506
Cost of revenue(1)	16,020	10,491	41,408	29,736
Gross profit	42,066	27,306	109,944	62,770
Operating expenses(1):
Technology and development	4,139	3,390	11,738	9,280
Sales and marketing	15,004	10,911	41,790	30,142
General and administrative	8,875	5,214	25,593	13,799
Total operating expenses	28,018	19,515	79,121	53,221
Operating income	14,048	7,791	30,823	9,549
Total other income (expense), net	277	61	237	343
Income before income taxes	14,325	7,852	31,060	9,892
Provision for income taxes	799	1,621	2,695	2,104
Net income	$13,526	$6,231	$28,365	$7,788

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$233	$10	$605	$30
Technology and development	586	222	1,646	377
Sales and marketing	1,388	358	3,839	721
General and administrative	1,507	854	4,418	1,311
Total stock-based compensation expense	$3,714	$1,444	$10,508	$2,439

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	28	27	32
Gross profit	72	72	73	68
Operating expenses:
Technology and development	7	9	8	10
Sales and marketing	26	29	28	33
General and administrative	15	14	17	15
Total operating expenses	48	52	53	58
Operating income	24	20	20	10
Total other income (expense), net	—	—	—	—
Income before income taxes	24	20	20	10
Provision for income taxes	1	4	2	2
Net income	23%	16%	18%	8%

Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$58,086	$37,797	$20,289	54%
Cost of revenue	16,020	10,491	5,529	53%
Gross profit	$42,066	$27,306	$14,760	54%
Gross profit margin	72%	72%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$151,352	$92,506	$58,846	64%
Cost of revenue	41,408	29,736	11,672	39%
Gross profit	$109,944	$62,770	$47,174	75%
Gross profit margin	73%	68%

Revenue for the three months ended September 30, 2021 increased by $20.3 million, or 54%, compared to the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 increased by $58.8 million, or 64%, compared to the nine months ended September 30, 2020. The growth in these periods was driven by increased impressions processed on our platform from both existing and new publishers.
As of September 30, 2021, we served approximately 1,370 publishers and app developers worldwide on our platform, which represented over 64,000 domains and 33,000 apps in total, compared to approximately 1,100 publishers and app developers worldwide, which represented approximately 55,000 domains and 8,000 apps in total as of September 30, 2020. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow in 2021 primarily due to continued advertising recovery from the global pandemic and the acceleration of mobile and omnichannel video driven by the increase in open internet activity globally.
Cost of revenue increased $5.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $2.1 million increase in depreciation of data center equipment and amortization of internal use software, a $1.6 million increase in data centers costs, a $1.1 million increase in our facilities costs, mainly due to colocation costs and support, and a $0.6 million increase in personnel costs as headcount increased by 31%, higher stock-based compensation costs. Overall, our cost of revenue per impression processed for the three months ended September 30, 2021 decreased by approximately 25% compared to the three months ended September 30, 2020.
Cost of revenue increased $11.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $4.4 million increase in depreciation of data center equipment and amortization of internal use software, a $2.6 million increase in personnel costs, a $2.4 million increase in data centers costs and $2.0 million increase in our facilities costs.
Our gross margin of 72% for the three months ended September 30, 2021 remained flat compared to the three months ended September 30, 2020 and 73% for the nine months ended September 30, 2021 increased compared to 68% for the nine months ended September 30, 2020 due to greater utilization of our platform offset by investments for capacity expansion.
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
Technology and Development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Technology and development	$4,139	$3,390	$749	22%
Percent of revenue	7%	9%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Technology and development	$11,738	$9,280	$2,458	26%
Percent of revenue	8%	10%

The increase in technology and development costs for the three months ended September 30, 2021 was primarily due to an increase of $1.7 million in personnel costs partially offset by $1.0 million increase related to the capitalization of internal use software.
The increase in technology and development costs for the nine months ended September 30, 2021 was primarily due to an increase of $4.8 million in personnel costs partially offset by $2.1 million related to the capitalization of internal use software.
We expect technology and development expenses to continue to increase in 2021 compared to 2020 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$15,004	$10,911	$4,093	38%
Percent of revenue	26%	29%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$41,790	$30,142	$11,648	39%
Percent of revenue	28%	33%
Sales and marketing costs for the three months ended September 30, 2021 increased primarily due to a $3.4 million increase in personnel costs as headcount increased by 17%, higher stock-based compensation costs and $0.7 million increase in marketing expenses.
Sales and marketing costs for the nine months ended September 30, 2021 increased primarily due to a $11.0 million increase in personnel costs, $1.1 million increase in marketing expenses, partially offset by $0.7 million decrease in travel and entertainment due to the impact of the COVID-19 pandemic.
We expect sales and marketing expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$8,875	$5,214	$3,661	70%
Percent of revenue	15%	14%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$25,593	$13,799	$11,794	85%
Percent of revenue	17%	15%
General and administrative expense increased for the three months ended September 30, 2021 primarily due to a $1.6 million increase in personnel costs associated with a 18% increase in headcount and higher stock-based compensation costs, a $0.8 million increase in professional services composed primarily of legal and other consulting fees, and a $1.0 million increase mostly related to D&O insurance expenses.
General and administrative expense increased for the nine months ended September 30, 2021 primarily due to a $6.4 million increase in personnel costs and higher stock-based compensation costs, a $2.3 million increase in professional services composed primarily of accounting and other consulting fees, and a $2.5 million increase for insurance expenses.
We expect general and administrative expenses to increase in 2021 compared to 2020 in absolute dollars primarily due to the additional headcount and increased costs associated with being a public company.
Total Other Income (Expense), net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$277	$61	$216	354%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$237	$343	$(106)	(31)%
Total other income (expense), net decreased for the three months ended September 30, 2021 and for the nine months ended September 30, 2021, compared to the prior year period, as a result of movements in exchange rates for the Indian Rupee and British Pound and lower interest rates and as a result of holding a larger portion of our excess cash in lower yielding money market investments.
Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$799	$1,621	$(822)	(51)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,695	$2,104	$591	28%
The federal statutory income tax rate was 21% for the 2021 and 2020 periods, respectively. The difference between the effective tax rate for the three months ended September 30, 2021 and the federal statutory income tax rate was primarily due to deductions for equity awards, foreign-sourced revenue, and tax benefit for federal and state research credits, partially offset by nondeductible stock-based compensation, and a higher tax rate in certain foreign countries where the Company operates. The difference in our effective tax rate for the three months ended September 30, 2020 was primarily due to a higher tax rate in certain foreign countries where we operate and nondeductible stock-based compensation.
The difference between the effective tax rate for the nine months ended September 30, 2021 of 9% and the federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where we operate, partially offset by deductions for equity awards and for foreign-

sourced revenue, and tax benefit for federal and state research credits. The effective income tax rate was 21% for the nine months ended September 30, 2020 primarily due a lower state income tax and larger federal research credits.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $136.7 million and net working capital, consisting of current assets less current liabilities, of $165.1 million. As of September 30, 2021, we had retained earnings of $71.1 million.
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
As of September 30, 2021, the amount we can borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the Loan Agreement at a variable rate equal to the greater of the prime rate and 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion is charged and is payable in arrears. As of September 30, 2021, the applicable interest rate under the Loan Agreement was 3.25%. In June 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of September 30, 2021, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of (a) our unrestricted cash and cash equivalents at SVB, plus net billed accounts receivable to (b) our total accounts payable plus all loans outstanding and outstanding letters of credit with SVB. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of September 30, 2021.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$60,202	$15,706
Net cash used in investing activities	(57,119)	(11,791)
Net cash provided by financing activities	5,105	2,447
Net increase in cash and cash equivalents	$8,188	$6,362
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
For the nine months ended September 30, 2021, net cash provided by operating activities of $60.2 million resulted primarily from net income of $28.4 million, adjustments for non-cash expenses of $27.9 million, including $16.0 million for depreciation and amortization and $10.5 million for stock-based compensation, and an increase in in accounts payable of $16.6 million, partially offset by an increase in accounts receivable of $8.9 million.
For the nine months ended September 30, 2020, net cash provided by operating activities of $15.7 million resulted primarily from net income of $7.8 million, adjustments for non-cash expenses of $14.3 million, including $11.6 million for depreciation and amortization and $2.4 million for stock-based compensation, and an increase in in accounts payable of $18.3 million, offset by an accounts receivable of $23.2 million.
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
For the nine months ended September 30, 2021, we used $57.1 million of cash in investing activities, consisting of $22.8 million in purchases of property and equipment (primarily data center infrastructure), $6.8 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $27.5 million.
For the nine months ended September 30, 2020, we used $11.8 million of cash in investing activities, consisting of $12.9 million in purchases of property and equipment (primarily data center infrastructure), $5.6 million of investments in capitalized internal use software and a net decrease in investments of marketable securities of $6.7 million.

Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities of $5.1 million was primarily due to $2.6 million proceeds from our employee stock purchase plan, $3.3 million proceeds from exercise of stock options, partially offset by $0.8 million from the payment of offering costs from our IPO.
For the nine months ended September 30, 2020, net cash provided by financing activities of $2.4 million primarily due to the repayment of stockholders’ notes receivable and accrued interest totaling $4.3 million, offset by payments for deferred offering costs of $1.9 million.

Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at September 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases	$1,611	$488	$1,123	$—	$—
Other contractual obligations(1)	22,627	2,261	16,489	3,877	—
Total	$24,238	$2,749	$17,612	$3,877	$—
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of September 30, 2021, we had $3.5 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Off-Balance Sheet Arrangements
Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We invoice buyers for publisher digital advertising inventory purchased through its platform. We recognize revenue when a bid is won and a buyer purchases inventory on our platform. We estimate and record reductions to revenue for volume discounts based on expected volumes during the incentive term.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $89.4 million and marketable securities of $47.4 million as of September 30, 2021, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of September 30, 2021. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.9 million in our operating income for the nine months ended September 30, 2021. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.0 million in our operating income for the nine months ended September 30, 2021.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends on our access to valuable ad impressions. We depend upon publishers, including channel partners, which aggregate large numbers of smaller publishers, to provide advertising space which we can offer to prospective buyers. A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the three months ended September 30, 2021 and 2020, 17% and 18%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo (formerly Verizon Media Group). Our agreement with Verizon Media Group, signed in 2015, automatically renews each year for successive one-year terms unless either party provides 30 days’ prior written noticeRemi923. Either party may also terminate for convenience immediately upon written notice. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers.
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
As of September 30, 2021, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement also restricts our ability, without SVB’s written consent, to, among other things:
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, our directors, officers, and holders of more than 5% of our total common stock outstanding, and their respective affiliates, beneficially owned in the aggregate approximately 89% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date that is ten years from the closing of this offering. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As reported in the Company’s Current Report on Form 8-K filed on October 25, 2021, in October 2021, the Company entered into a new agreement (the “Sublease Agreement”) to sublease approximately 34,229 square feet of office space located in Redwood City, California. The term of the lease was to commence on the date that was sixty (60) days following the landlord’s execution of a consent to the Sublease Agreement. On November 8, 2021, the Company entered into a first amendment to the Sublease Agreement to amend the commencement date of the lease to December 1, 2021.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1†	Sublease Agreement, dated as of October 20, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.					X

10.2	First Amendment to Sublease Agreement, dated as of November 8, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: November 9, 2021

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)