Form 10-K
period 2021-12-31
PubMatic, Inc.
filed 2022-03-01
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2021, based on the closing sales price for the registrant’s Class A common stock, as reported on the Nasdaq Global Market, was approximately $975.9 million. As of January 31, 2022, there were 40,775,004 shares of the registrant’s Class A common stock outstanding and 11,098,925 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•our ability to attract and retain publishers and expand the utilization of our buyers;
•our ability to maintain a consistent supply of quality advertising inventory;
•our ability to maintain our competitive technological advantages against competitors in our industry;
•our expectations concerning the advertising industry;
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”), with the understanding that our actual future results, performance, and circumstances may be materially different from what we expect.
Unless otherwise indicated, the terms “PubMatic,” “we,” “us,” and “our” refer to PubMatic, Inc. and our consolidated subsidiaries.

MARKET AND INDUSTRY DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information we obtained from industry publications and third-party research, surveys and studies, as well as assumptions that we have made that are based on that data and on our knowledge of the markets for our products and services. This information involves important assumptions and limitations, and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this this Annual Report on Form 10-K.
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
•Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.
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
•We must scale our platform infrastructure to support anticipated growth and transaction volume. If we fail to do so, we may limit our ability to process ad impressions, and we may lose revenue.
•Our efforts to offer private marketplace solutions may not be successful, or we may not be able to scale our platform to meet this demand in a timely manner, and, as a result, we may not realize a return from our investments in that area.
•The rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile device identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
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
•Market pressure may reduce our revenue per impression.
•Seasonal fluctuations or market changes in digital advertising activity could adversely affect our business, results of operations, and financial condition.
•If ad formats and digital device types develop in ways that prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition generally, will be adversely affected.
•If we fail to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our publishers and their consumers, publishers could lose confidence in our platform, and we could face legal claims.

•Our success depends on our ability to retain key members of our management team, and on our ability to hire, train, retain, and motivate new employees.
•We are subject to payment-related risks if DSPs dispute or do not pay their invoices, and any decreases in payments or in our overall take rate could adversely affect our business, results of operations, and financial condition.
•Our international operations subject us to additional costs and risks, and our continued international expansion may not be successful.
•Our use and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities, which could affect our ability to realize cost savings from our operations in India.
•We depend on third-party data centers, the disruption of which could adversely affect our business, results of operations, and financial condition.
•Platform outages or disruptions, including due to cyberattacks or our failure to maintain adequate security and supporting infrastructure, could adversely affect our business, results of operations, and financial condition.
•Our software platform could be susceptible to errors, defects, or unintended performance problems that could adversely affect our business, results of operations, and financial condition.
•Our continued business success depends upon our ability to offer high-quality inventory with appropriate viewability capabilities.
•Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
•We rely on publishers, buyers, and partners to abide by contractual requirements and relevant laws, rules, and regulations when using our platform, and legal claims or enforcement actions resulting from their actions could expose us to liabilities, damage our reputation, and be costly to defend.
•We are subject to constantly evolving laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across the markets we operate in.
•We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use technology or intellectual property.
•If we fail to maintain effective internal controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.
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

PART I
ITEM 1. BUSINESS
Overview
PubMatic, Inc. is an independent technology company seeking to maximize customer value by delivering digital advertising’s supply chain of the future. Our sell-side platform empowers the world’s leading digital content creators across the open internet to control access to their inventory and increase monetization by enabling marketers to drive return on investment (“ROI”) and reach addressable audiences across ad formats and devices. Since 2006, our infrastructure-driven approach has allowed for the efficient processing and utilization of data in real time. By delivering scalable and flexible programmatic innovation, we improve outcomes for our customers while championing a vibrant and transparent digital advertising supply chain.
Our specialized cloud infrastructure platform provides superior monetization for publishers by increasing the value of an impression and providing incremental demand through our deep and growing relationships with buyers. We are aligned with our publisher and app developer partners by being independent. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. Our global platform is omnichannel, supporting a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top (“OTT”), connected television (“CTV”), and rich media.
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
We enter into written service agreements with our demand side platform (“DSP”) buyers that allow them to use our platform to buy ad inventory, but we earn revenue from our publishers. Our platform service agreements with DSPs generally have one-year terms that renew automatically for successive one-year periods, unless terminated prior to renewal. We also negotiate Supply Path Optimization (“SPO”) agreements with agencies and advertisers that encourage these buyers to spend a higher share of their advertising budgets on our platform. SPO agreements typically have a one-year term and renewal terms are generally discussed one quarter prior to a new term. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs.
Our Industry
As the digital advertising ecosystem continues to evolve, some of the key industry trends are:
Rapid Proliferation of Digital Media Across Multiple Platforms: Consumers have dramatically increased the amount of time that they spend online and on mobile devices and numerous activities that historically occurred offline continue to shift online. In order to better reach consumers, every major media format has transitioned or is in the process of transitioning content from traditional or analog means of delivery to digital.
The Rise of Programmatic Header Bidding: The challenges of scale and the complexity of the digital advertising ecosystem require an automated and efficient approach to purchasing ads online, known as programmatic advertising. Programmatic advertising, on an automated basis, enables buyers, advertisers, and/or their ad agencies, to purchase ad impressions on publisher supplied inventory, including websites, apps, TVs, and various other formats to transact within milliseconds in a sophisticated, technology-driven marketplace.
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
Massive Volumes of Data and Increased Costs: Header bidding has led to a significant increase in the number of ad impressions that need to be processed and analyzed in real-time by each participant in the digital advertising ecosystem. As consumers increasingly engage with digital media, and as advertisers bid on a growing array of ad formats and impressions, an immense amount of data is generated. The data includes anonymized consumer information about interests and intent, log files of winning and losing advertiser bids, and transaction records for billing and payment reconciliation. Technology infrastructure platforms must rapidly process this data while offering a seamless digital ad experience for consumers.
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
Ad Spending Consolidating on Fewer Sell Side Platforms: As advertisers increase the percentage of their overall advertising budgets spent on digital formats, they are increasingly demanding improved transparency and control of their entire digital advertising supply chain. Transparency includes understanding what fees are being paid for every ad transaction, to whom the fees are being paid, and what value is being delivered by every fee recipient. In addition, transparency allows the advertiser to know the type of ad inventory being purchased and the content appearing adjacent to the advertiser’s ads to avoid purchasing fraudulent or fake inventory or appearing next to content that reflects poorly on the advertiser’s brand. This desire for transparency and control has led to a growing trend for advertisers to establish direct relationships with vendors in the digital advertising ecosystem that have transparent business practices and technical capabilities to meet their objectives. This has resulted in a larger portion of media spend consolidating onto fewer, more transparent technology platforms.
Protecting Consumer Privacy and Regulatory Challenges: There is an increasing awareness of how Internet user data is being leveraged to target ads, resulting in a growing number of privacy laws and regulations being established globally, including the General Data Protection Regulation (the “GDPR”) in the European Union, the California Consumer Privacy Act (the “CCPA”) in California, and the Video Privacy Protection Act in the United States. We believe these trends will continue locally and globally. There have also been a growing number of consumer-focused non-profit organizations and commercial entities advocating for privacy rights. These institutions are enabling Internet consumers to assert their rights over the use of their online data in advertising transactions, a trend which we support.
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
We primarily work with publishers and app developers who allow us direct access to their ad inventory, as well as select channel partners that meet our quality and scale thresholds. We have direct relationships with publishers such as Yahoo, formerly Verizon Media Group, and News Corp. and app developers such as Zynga and Electronic Arts. Our channel partners aggregate and provide further access to thousands of sites and apps from smaller publishers. We refer to our publishers, app developers, and channel partners collectively as our publishers.
We help monetize valuable impressions for our publisher clients across a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, OTT/CTV, and rich media. During the fiscal year ended December 31, 2021, we added approximately 250 new publishing partners. As of December 31, 2021, we served approximately 1,450 publishers and app developers, representing over 97,000 individual domains and apps worldwide on our platform across a diverse group of content verticals including news, e-commerce, gaming, media, weather, fashion, technology, and more.
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
Buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 72,000 advertisers per month in 2021. As spending on programmatic advertising increasingly becomes a larger share of overall ad spending, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into SPO agreements directly with buyers. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
Our Specialized Cloud Infrastructure Platform
Our specialized cloud infrastructure enables real-time programmatic advertising transactions in a market characterized by significant data and impression volumes, regulatory complexity, and increased focus on transparency and privacy. We have built, enhanced and deployed our technology infrastructure to address these market conditions and provide superior outcomes for both publishers and buyers. We have deployed our purpose-built infrastructure globally in order to serve our customers with the high-speed transaction capabilities required to provide a seamless digital ad experience for consumers. Our offering is omnichannel and targets a diverse set of publishers touching many ad formats, and digital device types, including mobile app, mobile web, desktop, display, video, OTT/CTV, and rich media.
We believe that our specialized cloud infrastructure provides a number of advantages:
Real-time Ad Transaction Processing: Our specialized cloud infrastructure is designed for the rapid and efficient processing of real-time, programmatic ad transactions and the aggregation and analysis of the significant data accompanying each transaction. We power our cloud platform by proprietary software deployed on PubMatic-owned and operated hardware close to our customers around the world. Our technology platform processes each potential ad in a fraction of a second to optimize the consumer ad experience. For the fiscal year ended December 31, 2021, our platform efficiently processed approximately 92.2 trillion ad impressions, up 96% from approximately 46.9 trillion ad impressions in the fiscal year ended December 31, 2020.
Sophisticated, Purpose-built Technology that Delivers Superior Outcomes: Since our founding, we have believed that data-driven decisions would be the future of advertising and have accordingly invested in developing our machine learning capabilities. By harnessing our massive data assets and advanced machine learning capabilities, we are able to deliver superior outcomes by increasing advertiser ROI and publisher revenue, while increasing the cost efficiency of our platform and our customers’ and partners’ businesses.
Transparency and Quality: We operate on a fundamental principle of transparency, being one of the first digital advertising infrastructure platforms to provide log-level data to buyers and provide transparency on every ad impression. In addition, advertisers utilizing our cloud infrastructure have full control over which publishers, ad formats, and specific ad impressions on which they would like to bid. We are among the first to offer a fraud-free program in 2017 where buyers are credited for any fraudulent inventory they may have purchased on our platform.
Enabling Identity on the Open Internet: As advertising in the Open Internet shifts from targeting by anonymized and invisible third-party cookies that consumers must opt out of, and instead towards known first-party identity based on consumer choice and opt-in or other privacy compliant solutions, publishers and advertisers must transition to a new identity paradigm. While there are various constituents across the digital advertising industry creating new identity solutions, we have built a comprehensive platform that greatly simplifies the implementation and ongoing management of identity solution providers. Our solution allows for the use of many of the leading identifiers in a scaled and privacy-compliant fashion resulting in increased publisher revenue and buyer ROI.
Scalable, Self-service Platform: Our cloud infrastructure solutions are available via self-serve, including an easy-to-use customer user interface and a set of application programming interfaces that allow our publisher customers to configure new inventory, extend into new geographies or ad formats, review reporting insights, and manage and track payments and billing cycles. Our platform also assists with managing the increasingly complex compliance burdens brought on by new industry guidelines and government regulations. We provide the tools and the mechanisms to help enable publisher inventory to be in compliance with these norms and requirements, maintaining strong data minimization practices, and allocating responsibility for data flows and legal compliance in agreements with vendors, publishers, and buyers.
Our Strengths
Publishers are actively seeking to maximize the value of their ad inventory, and buyers are seeking to increase advertising ROI. We believe that our specialized cloud infrastructure, rapid innovation, and transparent business model provide incentives to ad buyers to consolidate an increasing share of their total digital spend on our platform. At the same time, our direct publisher relationships, omnichannel header bidding capabilities, global scale, and access to incremental advertiser demand through direct relationships with buyers drive superior yield for publishers.
We believe the following strengths provide us with long-term competitive advantages:
Investment in Innovation: Our business model driven by our technology platform, owned infrastructure, and offshore research and development has enabled us to continuously invest in driving innovation, while delivering both top line revenue growth and profitability.
Flexible Platform and Culture of Rapid Innovation: We built our company and our technology platform to be highly dynamic and to support rapid innovation. Our product and development teams are focused on continuous innovation and enhancement of our products and solutions. We believe that the flexibility of our platform and responsiveness to evolving customer needs and technical requirements enables us to achieve superior outcomes for our customers. Since our founding, we have invested significantly in a software ideation, development, build, test, and deployment process that allows us to routinely convert a requirement into working software within two weeks or less. Our platform is highly modular, which allows us to innovate and improve individual software components without affecting the rest of the platform. We utilize a microservices architecture to interconnect each module via application programming interfaces with defined interfaces for internal and external consumption. We focus on reliability and scalability of each individual module and across our platform to maximize uptime and scale up based on customer demand. In 2021, we released new software across our global infrastructure approximately 300 times, more than once per business day. The result of our flexible platform and culture of rapid innovation is that we are highly responsive to evolving customer needs, which we believe is important in a rapidly evolving digital advertising industry.
Highly Efficient Infrastructure: As a result of our long-term, internal development efforts on our technology stack and strategic approach of owning our own hardware, we believe that we have among the lowest cost infrastructures of any specialized cloud infrastructure platform in the advertising market. We own and operate our proprietary software and hardware infrastructure around the world. This approach saves significant costs compared to companies that rely on public cloud alternatives due to the data-intensive nature of digital advertising and the immense volume of ad impressions created by header bidding. As a result, our cost of revenue per impression processed decreased by 28% in 2021 compared to 2020, and decreased by 32% in 2020 compared to 2019. Even as we grow the applicability of our cloud infrastructure to include more ad formats and devices, such as mobile, video, and now OTT/CTV, we have maintained strong capital efficiency as measured by revenue per dollar of capital expenditures. The efficiency of our infrastructure has enabled us to grow our access to first-party data, which generally refers to customer owned audience data, ad impression and bid request data, and advertiser bid response data, further driving superior results across our platform for buyers and sellers.
Machine Learning and Data Processing: We leverage our artificial intelligence and machine learning capabilities to record, aggregate, analyze, and act on vast amounts of data to help our customers optimize their digital advertising businesses in real-time. In December 2021, our technology platform processed approximately 344 billion ad impressions and 4.2 petabytes of data every day. This data includes first party customer owned audience data, ad impression and bid request data, and advertiser bid response data. We flow all of this data through our machine learning platform in order to run thousands of algorithmic iterations on trillions of data points per month. These capabilities improves long term marketplace liquidity resulting in increased publisher revenue and higher advertiser ROI.
Customer Trust and Alignment: We are aligned with both publishers and buyers, by being an independent and transparent infrastructure provider. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. We do not take a position in media or arbitrage media. We operate with a fundamental principle of transparency and provide detailed insights into fees to our customers. Our customers can therefore be confident that our algorithmic software decisions and our guidance are independent and in their best interests. Our trusted status has enabled us to build direct relationships with publishers, advertisers, agencies, and DSPs. Our ability to meet the demands of both buyers and inventory sellers enables us to produce superior outcomes for all industry participants.
Global, Omnichannel Reach: We are a global business with distributed critical infrastructure and a go-to-market presence in every major advertising market in the world outside of China. Many of our publisher customers have diversified businesses with media properties and audiences across the globe and with a wide variety of ad products including display and video ads across desktop, tablet, mobile, and connected TV devices. Similarly, many of our advertiser and agency customers have brand portfolios that span the globe with a variety of ad campaign requirements – from branding to performance, to combinations thereof. All of these parties actively seek global, omnichannel platform providers that can solve for their needs around the world and across ad formats and devices. By providing global, omnichannel reach of our infrastructure, we are well positioned to help publishers and ad buyers make their advertising businesses more efficient and effective.
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

Attract New Publishers and Expand our Relationship with Existing Publishers: We constantly seek to acquire new high-quality publishers around the world. New publishers may include major media companies, app developers, e-commerce providers, and OTT platforms– any company that monetizes its audience through digital advertising. Once acquired, we seek to expand our relationship with existing publishers by leveraging our omnichannel capabilities to maximize our access to publishers’ ad formats and devices. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rates of 149% for the fiscal year ended December 31, 2021 and 122% for the fiscal year ended December 31, 2020.
Attract New Buyers and Expand our Relationship with Existing Buyers: We seek to acquire new buyers (including advertisers, agencies and DSPs) through our strong value proposition. We work with DSPs to help them reduce their costs and improve advertiser ROI. As advertisers and agencies increasingly consolidate their spending with fewer larger technology platforms, we seek to increase the proportion of their digital ad spending on our platform through direct relationships. We have entered into SPO agreements directly with both advertisers and agencies through various arrangements ranging from custom data and workflow integrations, product features, and volume-based business terms. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs.
Efficiently Expand Our Infrastructure Platform to Process More Ad Impressions: We have a track record of cost-effectively expanding the capacity of our infrastructure platform as exemplified by average daily ad impressions having increased approximately 400% over the three year period ended December 31, 2021, while the corresponding costs related to processing these impressions have increased approximately 90%. We expect to continue to invest in both software and hardware infrastructure to continue growing the number of valuable ad impressions we process on our platform.
Improve Liquidity in Our Marketplace: We strive to continuously improve publisher revenue and advertiser ROI by investing in our technology and improving our machine learning capabilities. We leverage our artificial intelligence and machine learning capabilities, alongside our growing publisher and buyer relationships, to improve liquidity in our marketplace. Increasing numbers of ad impressions, increasing advertiser bids, and data proliferation provide us with many opportunities to better match sellers and buyers of ad inventory. We believe that improved matching will lead to growth of our platform and greater publisher and buyer retention.
Develop New Products: As we grow our customer base and process increasing volumes of ad impressions and data, we gain insights into new challenges we can solve on behalf of our customers. We are constantly focused on creating new products that we believe solve our customers’ needs.
Expand Into New Ad Formats: We have demonstrated an ability to extend header bidding into a variety of ad formats – initially desktop display, then mobile web, mobile app, digital video, and most recently with OTT/CTV. As technology and media evolve, additional ad formats may become attractive to us – whether existing in the ecosystem today or entirely new. These may include audio/podcast ads, native ads and digital out of home ads. Each ad format represents an opportunity to further extend our cloud infrastructure, increase our platform utilization, and acquire new customers or expand our relationship with existing customers.
Expand into New Geographies: We decide to enter new advertising markets around the world based on size, growth rate, and other characteristics. We are constantly evaluating new markets with a strategy to use our existing global infrastructure and adjacent sales office, or by expanding our infrastructure footprint and placing personnel directly in those markets.
Our Technology
Overview
We have designed our technology to efficiently process real-time advertising transactions while leveraging data to optimize outcomes for publishers and buyers. We own and operate our software and hardware infrastructure globally, which saves significant infrastructure expenditures as compared to public cloud alternatives. We designed our platform using a flexible, service-oriented architecture in order to facilitate rapid development of new solutions, to meet evolving industry demands, and to support new use cases and new ad formats. Our agile development process and flexible, service-oriented architecture empower our development teams to routinely convert a requirement into working software within a typical time frame of two weeks or less. Our omnichannel platform supports a wide array of publishers, ad formats and devices, including mobile app, mobile web, desktop, display, video, OTT/CTV, and rich media.
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
Data
Among the central benefits of our software platform is the processing, management and analysis of valuable data assets. The tens of billions of ad impressions and nearly trillion advertiser bids that we process every day generate enormous volumes of data that we harness to drive higher revenue for our publishers and increased ROI for our buyers. This data includes:
•Ad impression and bid data, which contain parameters such as page URL or app bundle ID, location of the user, operating system of the user’s device, device type, ad size and ad location on the page;
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
Our people strategy revolves around creating employee experiences that foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. Our steadfast focus on driving employee engagement has resulted in increasing employee retention rates (86% annualized employee retention through the twelve months of 2021) and average global tenure (3.1 years as of December 31, 2021). Our workplaces in the United States have been certified by Great Place To Work (2017-2022) and recognized on Fortune’s list of Best Workplaces in the Bay Area 2020. Our India subsidiary has also been certified by Great Place To Work (2018-2022) as well as named to the list of Great Mid-size Workplaces and Best Workplaces in IT & IT-BPM in 2019 and 2021. Recognized to the Great Place To Work list of Asia’s best workplaces in 2021. Our UK subsidiary has been certified by Great Place to Work (2020-2022) and recognized with an Excellence in Wellbeing certification in 2020-2021 and our Germany subsidiary has been certified by Great Place to Work (2022).

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
We are also committed to being inclusive in our hiring practices, promotion practices, and management practices as a means of ensuring equal opportunity for all employees as we continue to diversify our workforce. The diversity of our workforce has been publicly documented since 2017 with our annual Diversity & Inclusion Report. Our Inclusion Action Plan for 2021-2022 consists of five areas that focus on listening, learning, hiring, socio-economic support, and activism. This plan will be executed in part by our newly established Diversity & Inclusion Committee. The plan has a global focus that takes into consideration regional cultural differences to provide interactive employee experiences that drive continuous support for inclusion throughout our organization.
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
As of December 31, 2021, we had 713 employees, of whom 241 were located in the United States, 367 in India, and 105 in our other offices around the world.

Technology and Development
We expect to continue investing in our technology in order to support efficient and effective ad monetization, which includes maximizing the yield from existing ad impressions and productively adding new ad impressions processed on our platform. We also intend to continue developing innovative capabilities for our customers.
As of December 31, 2021, we had 293 employees engaged in technology and development.
Our technology and development personnel, based in Pune, India, Redwood City, California, and New York, New York, are highly credentialed—23% of the 293 personnel have advanced degrees.
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
While there is direct competition, our cloud infrastructure is interoperable with the major header bidding software frameworks including open source Prebid, Google’s Open Bidding, Amazon’s Transparent Ad Marketplace, and others. As a result, we are able to gain access to competitors’ ad impressions.
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
Sales and Marketing
We primarily deploy a self-service model and focus our sales and marketing efforts on supporting, advising, and training our publishers to optimize their usage of our platform. We employ a nimble in-market sales team with expertise in programmatic advertising to attract premium publishers to our platform. We have dedicated teams focused on new publisher acquisition and existing publisher relationship management. New publishers on our platform work closely with our Customer Success team, which handles on-boarding and providing support throughout the publisher relationship life cycle. Our Customer Success team is organized and specialized by type of ad format and device and is trained to both maximize the number of integrations with each publisher, and deploy our value added solutions that we provide. Similarly, we have teams focused on new business acquisition and existing partner retention and expansion for advertisers, agencies, and DSPs. These teams focus on onboarding new partners and increasing spend across a variety of ad formats, devices, and geographies.
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

The GDPR sets out higher potential liabilities for certain data protection violations, which may result in fines up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Additionally, the UK GDPR will also have the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover.
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
Available Information
Our internet address is www.pubmatic.com. At our investor relations website, https://investors.pubmatic.com, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC at www.sec.gov. Further, corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, are also available on our investor relations website at https://investors.pubmatic.com/corporate-governance/governance-highlights.
Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on or available through our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks materializes, our business, financial condition, results of operations, and prospects could be materially harmed, which could cause the price of our Class A common stock to decline, and cause any investment in our common stock to lose some or all of its value.
Risks Related to Our Business, Results of Operations and Growth
Our revenue and results of operations are highly dependent on the overall demand for advertising.
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
We depend upon our buyer and publisher relationships, including channel partners, which aggregate large numbers of smaller publishers, to provide advertising space which we can offer to prospective buyers, to continue to grow the usage of our platform. In doing so, we compete for both supply and demand with larger, well-established companies that may have technological advantages stemming from their experience in the market. We must continue to adapt and improve our technology to compete effectively, and customers have not always embraced our offering due to various factors, including switching costs from moving away from pre-existing technology integrations, such as already implemented header bidding wrappers, and lack of awareness of our omnichannel offerings. Although we believe we provide superior transparency and accountability to such competitors, certain customers may place technological or financial demands that we are unable to meet. These and other factors may make it difficult for us to increase our business with our publishers and buyers, cause some buyers to reduce their spending with us, or increase our costs of doing business, which could adversely affect our business, results of operations, and financial condition.
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the years ended December 31, 2021, 2020 and 2019, 17%, 20% and 28%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.
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
•developing, maintaining, and expanding relationships with publishers, DSPs, agencies, and advertisers
•seasonality in our business;
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
•further expanding our business internationally; and
•recruiting, integrating, and retaining qualified and motivated employees, particularly engineers.
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
If we fail to make the right investment decisions in our platform, or if we fail to innovate and develop new solutions that are adopted by publishers, we may not attract and retain publishers, which could adversely affect our business, results of operations, and financial condition.
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
The COVID-19 pandemic, including its variants, has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world and resulted in regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Although the advertising market and our business have generally recovered from the economic effects of the COVID-19 pandemic, it did initially adversely impact our sales and operations. A recession, depression, or other sustained adverse market events resulting from the spread of COVID-19 could adversely affect our business, results of operations, and financial condition, as well as the value of our common stock.
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
Our business depends on processing ad impressions in milliseconds, and we must handle an increasingly large volume of such transactions. The addition of new solutions, such as header bidding in mobile and the CTV and OTT formats, support of evolving advertising formats, handling, and use of increasing amounts of data, and overall growth in impressions place growing demands upon our platform infrastructure. If we are unable to grow our platform to support substantial increases in the number of transactions and in the amount of data we process, on a high-performance, cost-effective basis, our business, results of operations, and financial condition could be adversely affected. We expect to continue to invest in our platform in order to meet these requirements, and that investment could adversely affect our business, results of operations, and financial condition. Additionally, if we overestimate future usage of our platform, we may incur expense in adding infrastructure without a commensurate increase in revenue, which could adversely affect our business, results of operations, and financial condition.
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

Risk Related to Data Collection and the Use of Collected Data
The rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile device identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
We use “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data that enables our platform to be more effective. Our cookies and mobile device identifiers do not identify consumers directly, but record information such as when a consumer views or clicks on an advertisement, when a consumer uses a mobile app, the consumer’s location, and browser or other device information. Publishers and partners may also choose to share their information about consumers’ interests or give us permission to use their cookies and mobile device identifiers. We use data from cookies, mobile device identifiers, and other tracking technologies to help advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular consumer. Without cookies, mobile device identifiers, and other tracking technology data, transactions processed through our platform would be executed with less insight into consumer activity, reducing the precision of advertisers' decisions about which impressions to purchase for an advertising campaign. This could make placement identifiers advertising through our platform less valuable, and harm our revenue. If our ability to use cookies, mobile device identifiers or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device identifiers and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation.
Additionally, consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver advertisements, or otherwise limit the effectiveness of our platform. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default. Some prominent technology companies, including Google, have also announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking consumers. As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary consumer tracking methods into their widely-used web browsers. Although we believe our platform is well-positioned to adapt and continue to provide key data insights to our publishers without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect our ability to serve our customers, and our business, results of operations, and financial condition could be adversely affected. Many applications and other devices also allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices using Android and iOS operating systems limit the ability of cookies to track consumers while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or publishers' cookies may be set in browsers or be accessible in mobile devices, which adversely affects our business.
Some consumers also download “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer's computer or mobile device. If more consumers adopt these measures, it could reduce the volume or effectiveness and value of advertising, which could adversely affect our business, results of operations, and financial condition. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad blockers could place us at a disadvantage because we rely on third-party data, while some large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our publishers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.
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
As we process transactions through our platform, we collect large amounts of data about advertisements and where they are placed, such as advertiser and publisher preferences for media and advertising content. We also collect data on ad specifications such as placement, size and format, ad pricing, and auction activity such as price floors, bid response behavior, and clearing prices. Further, we collect data on consumers that does not identify the individual, including browser, device location and characteristics, online browsing behavior, exposure to and interaction with advertisements, and inferential data about purchase intentions, and preferences. We collect this data through various means, including from our own systems, pixels that publishers allow us to place on their websites to track consumer visits, software development kits installed in mobile applications, cookies, and other tracking technologies. Our publishers, buyers, and data providers may also choose to provide us with their proprietary data about consumers.
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
Risk Related to the Advertising Industry and Competition
The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
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
We experience requests from publishers and buyers for discounts, fee concessions, rebates, or other forms of consideration, refunds, and greater levels of pricing transparency, in some cases as a condition to maintain the relationship or to increase the amount of advertising spend that the buyer sends to our platform. In addition, we charge fees to publishers for use of our platform, and we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Our revenue, take rate, business, results of operations and financial condition could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions, rebates, or refunds.
Some of our competitors are also able or willing to agree to contract terms that expose them to risks that might be more appropriately allocated to publishers or buyers of advertising (including inventory risk and the risk of having to pay publishers for unsold advertising impressions), and in order to compete effectively we might need to accommodate risks that could be difficult to manage or insure against. Some existing and potential buyers have their own relationships with publishers or are seeking to establish such relationships, and many publishers are investing in capabilities that enable them to connect more effectively directly with buyers. Our business suffers to the extent that publishers and buyers purchase and sell advertising inventory directly from one another or through other intermediaries other than us, reducing the amount of advertising spend on our platform. If we are unable to compete effectively for publishers’ ad impressions and buyer’s advertising spend, we could experience a decline in market share and revenues and be forced to reduce our prices, resulting in lower profit margins for us. Loss of existing or future market share to new competitors and increased price competition could substantially harm our business, results of operations, and financial condition.
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
Our revenue may be affected by market changes, new demands by publishers and buyers, new solutions, and competitive pressure. Our solutions may be priced too high or too low, or our pricing approaches may not be accepted, any of which may carry adverse consequences. We may receive requests from publishers for discounts, fee revisions, rebates, and refunds, or from DSPs, agencies and advertisers for volume discounts, fee revisions, and rebates. Any of these developments could adversely affect our business, results of operations, and financial condition.

Seasonal fluctuations or market changes in digital advertising activity could adversely affect our business, results of operations, or financial condition.
Our revenue, net cash provided by operating activities, results of operations, and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of digital advertising spending. For example, digital advertisers tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand. In addition, adverse economic conditions or economic uncertainty may cause advertisers to decrease purchases of digital ad impressions, adversely affecting our business, results of operation and financial condition. A decline in the market for programmatic advertising or the failure of that market to grow as expected could also adversely affect our business, results of operations, and financial condition.
If ad formats and digital device types develop in ways that prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.
Our success depends upon the ability of our platform to provide advertising for a variety of digital devices, the major operating systems or Internet browsers that run on them, and the thousands of applications that are downloaded onto them. The design of digital devices and operating systems or browsers is controlled by third parties that may also introduce new devices and operating systems or modify existing ones, and our access to content on certain devices may be limited. If our platform cannot operate effectively with popular devices, operating systems, or Internet browsers, our business, results of operations, and financial condition could be adversely affected.
Risks Related to our Operations
If we fail to detect or prevent fraud on our platform, or malware intrusion into the systems or devices of our publishers and their consumers, publishers could lose confidence in our platform, and we could face legal claims.
We may be subject to fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate advertiser purchases through our platform, or to disrupt or divert the operation of the systems, and devices of our publishers, and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or for other illicit purposes. For example, sophisticated bot-nets and other complex forms of click fraud might be used to generate fraudulent impressions and divert advertising revenue from legitimate websites of publishers. Those activities could also introduce malware through our platform in order to commandeer or gain access to information on consumers’ computers. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with publishers that we find to be engaging in such activities. Although we continuously assess the quality and performance of advertising on publishers’ digital media properties, it may be difficult to detect fraudulent or malicious activity. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, publishers may contest payment, demand refunds, or fail to give us future business, or we could face legal claims. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that programmatic advertising is unsafe and lead our publishers to avoid programmatic advertising.
Our success depends on our ability to retain key members of our management team, and on our ability to hire, train, retain, and motivate new employees.
Our success depends upon the continued service of members of our senior management team and other key employees. Our Co-Founder and Chief Executive Officer, Rajeev K. Goel, is critical to our overall management, as well as the continued development of our platform and relationships with publishers, DSPs, and agencies, and our strategic direction. Our success also depends on our ability to hire, train, retain, and motivate new employees that align with our corporate culture that has fostered innovation, creativity, and teamwork across our business. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. The market for talent in our key areas of operations, especially in engineering, and competition for qualified personnel is particularly intense in the San Francisco Bay Area, Pune, India, and New York, where we maintain offices. As we expand and change, in particular across multiple geographies or following acquisitions, it may be difficult to preserve our corporate culture, which could reduce our ability to innovate, create, and operate effectively.
We are subject to payment-related risks if DSPs dispute or do not pay their invoices, and any decreases in payments or in our overall take rate could adversely affect our business, results of operations, and financial condition.
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
In addition, a prolonged economic downturn may lead additional buyers to slow or default on payments or in some cases seek bankruptcy protection. We cannot assure you that we will not experience bad debt in the future, and write-offs for bad debt could adversely affect our business, results of operations, or financial condition in the periods in which the write-offs occur. If our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected, and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer other more productive uses of that working capital.
Our international operations subject us to additional costs and risks, and our continued international expansion may not be successful.
We have entered into several international markets and we expect to continue to expand our international operations. Further expansion may require significant management attention and financial resources and may place burdens on our management, administrative, operational, legal, and financial infrastructure. The costs and risks inherent in conducting business internationally include, but are not limited to:
•difficulties and costs associated with maintaining effective controls at foreign locations;
•adapting our platform and solutions to non-U.S. publishers’ preferences and customs;
•regulatory and other delays and difficulties in setting up foreign operations, including staffing difficulties;
•compliance with anti-bribery laws and regulations, export and import control and economic sanctions, laws and regulations;
•compliance with foreign data privacy laws;
•economic and political instability in some countries; and
•compliance with the laws of numerous taxing jurisdictions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenues and, consequently, could adversely affect our business, results of operations, and financial condition.
Our use and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities, which could affect our ability to realize cost savings from our operations in India.
Most of our technology and development work is conducted in Pune, India. We cannot assure you that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including, but not limited to:
•difficulty hiring and retaining engineering and management resources due to intense competition for such resources and resulting wage inflation;
•heightened exposure to changes in economic, health, security, and political conditions in India; and
•fluctuations in currency exchange rates and tax compliance in India.
In addition, enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditures of cash and management efforts and could harm our business, financial condition, and results of operations.
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
Platform outages or disruptions, including due to cyberattacks or our failure to maintain adequate security and supporting infrastructure, could adversely affect our business, results of operations, and financial condition.
As we grow our business, we expect to continue to invest in our platform infrastructure, including hardware and software solutions, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions on our platform, any of which could negatively affect our reputation and ability to attract and retain publishers. The steps we take to enhance the reliability, integrity and security of our platform as it scales are expensive and complex, and poor execution could result in operational failures. In addition, cyberattack techniques are constantly evolving and becoming increasingly diverse, growing increasingly more sophisticated and could involve denial-of-service attacks or other maneuvers that have the effect of disrupting the availability of services on our platform. Other types of cyberattacks could harm us even if our platform operations are left undisturbed. For example, attacks may be designed to deceive employees into releasing control of their systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and adversely affect our business, results of operations, and financial condition.
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
Our continued business success depends upon our ability to offer high-quality inventory with appropriate viewability capabilities.
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
In addition, the viewability of ad impressions is important to certain advertisers because it enables them to assess the value of particular ad impressions as a means to reach a target audience. However, there is no consensus regarding the definition of viewability or the minimum standard viewability thresholds and metrics that should apply for different ad formats. We cannot predict whether consensus views will emerge, or what they will be. Incorporating accepted viewability approaches fully into our business as they evolve will require us to incur additional costs to integrate relevant technologies and process additional information through our platform. In addition, ad impressions that are well differentiated on the basis of viewability will also typically be differentiated on the basis of value, with those that are less viewable valued lower. In this context, if we are not able to effectively transact ad impressions with higher viewability and to incorporate appropriate viewability capabilities into our platform, we could be competitively disadvantaged and our business, results of operations, and financial condition could be adversely affected.
Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management, and could disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. Any additional capital raised through the sale of equity or convertible debt securities would dilute your stock ownership, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, the anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, results of operations, and financial condition, including risks arising from:

•difficulties in integrating the operations, technologies, product or service offerings, administrative systems, and personnel of acquired businesses;
•ineffectiveness or incompatibility of acquired technologies or solutions;
•potential loss of key employees of the acquired business;
•inability to maintain key business relationships and reputation of the acquired business;

•litigation arising from the acquisition or the activities of the acquired business;
•failure to generate the expected financial results related to an acquisition in a timely manner or at all;
•failure to accurately forecast the impact of an acquisition; and
•implementation or remediation of effective controls, procedures, and policies for acquired businesses.
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
If publishers, buyers, data providers, or partners fail to abide by relevant laws, rules and regulations, or contractual requirements, when transacting over our platform, or after such a transaction is completed, we could potentially face liability to consumers for such misuse. Potential sources of liability to consumers include malicious activities, such as the introduction of malware into consumers’ computers through advertisements served through our platform, and code that redirects consumers to sites other than the ones consumers sought to visit, potentially resulting in malware downloads or use charges from the redirect site. Publishers often have terms of use in place with their consumers that disclaim or limit their potential liabilities to such consumers, or pursuant to which consumers waive rights to bring class-action lawsuits against the publishers related to advertisements. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to some form of sanction or penalty. We may not have adequate indemnity to protect us against, and our insurance policies, may not cover, such claims and losses.

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. We have one office and one data center facility located in California, a state known for seismic activity. Significant portions of our development and advertising operations work is located in Pune, India, which is susceptible to earthquakes and flooding. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New York, Virginia, or Pune, India. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could adversely affect our business, results of operations, and financial condition.
Risks Related to Regulations
We are subject to constantly evolving laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across the markets we operate in.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices, each of which could adversely affect our business, results of operations, and financial condition.
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
California enacted legislation, the California Consumer Privacy Act (the “CCPA”) that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide new disclosures to California consumers and afford California consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly, and although formal guidance has not been issued, behavioral advertising is believed to be a sale under CCPA by us, consumer advocacy groups and in some cases our larger competitors. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our customers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.
Additionally, a California ballot initiative, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data and sharing of personal data starting in January 2023. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
We are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and our publishers may impose restrictions on receiving political advertising. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.
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
Some of our publishers may be unprepared to comply with evolving regulatory guidance under the CCPA, CPRA, GDPR, CDPA or other new regulations, and may therefore remove personal data from their inventory before passing it into the bid stream, at least temporarily. This may lower their inventory, resulting in loss of ad spend and revenue for us. Further, since we do not have direct relationships with end users, we rely on publishers to obtain such consents as required. While we can and do provide training and guidance on compliance, the nature of the ecosystem and technology does not support 100% verification that consent from end users has been obtained, when required, and we may unknowingly pass on consumer personal information when we should not be. This exposes us to potential regulatory scrutiny, investigations, fines, penalties, and other legal and financial exposure. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our safeguards and practices that could result in fines, lawsuits and other penalties, and significant changes to our publishers business practices and inventory. Even well-prepared publishers and buyers may be confronted with difficult choices and administrative and technical hurdles as they implement their compliance programs and integrate with multiple other parties in the ecosystem. Further, compliance program design and implementation will be an ongoing process as understanding of the CCPA, GDPR, or other new regulations increase and industry compliance standards evolve. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist customers and adapt our own technology and processes as necessary to comply with the law and adapt to industry practice. The uncertain regulatory environment caused by the CCPA, GDPR, or other new regulations may disadvantage us in comparison to large, integrated competitors such as Google and Facebook, which have greater compliance resources and can take advantage of their direct relationships with end users to secure consents from end users. Changes in the business practices of such large integrated competitors could impose additional requirements with respect to the retention and security of our handling or ability to handle customer and end user data, could limit our marketing and core business activities, and have an adverse effect on our business, results of operations, and financial condition.
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
We may also need to restructure our data export practices as a result of Brexit. European Union law may cease to apply to the United Kingdom. This means that data may not be able to flow freely between the European Union and the United Kingdom, and our United Kingdom subsidiaries may need to enter into SCCs and adopt “supplementary measures” both with customers and other group entities or enter into New SSCs, in order to ensure the continuing flow of data to and from the United Kingdom subsidiary. We would likely need to restructure our transfers of European data via another European subsidiary and have such entity enter into the SCCs or New SCCs with other group entities and implement “supplementary measures” to ensure the continuing flow of data from the European Union to the United States. In the event that use of the SCCs or New SSCs is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the European Union resulting in any inability to transfer personal data from the European Union to the United States in compliance with data protection laws, European customers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.
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

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to civil or criminal liability.
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
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our customers’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export our platform could adversely affect our business, results of operations, and financial condition.
Risks Related to Intellectual Property
Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.
We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent, and other intellectual property laws to establish and protect our proprietary technology and intellectual property rights. We currently rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
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
We operate in an industry with extensive intellectual property litigation. There is a risk that our business, platform, and services may infringe or be alleged to infringe the trademarks, copyrights, patents, and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We could be subject to third parties claims if our publishers or buyers do not have sufficient rights to the content, technology, data, or other material associated with an ad impression that they provide, or if it infringes or is alleged to infringe the intellectual property rights of such parties. We may also face allegations that our employees have misappropriated or divulged the intellectual property of their former employers or other third parties. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, the claims are time consuming, divert management attention and financial resources and are costly to evaluate and defend. Some of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Results of these litigation matters are difficult to predict and may require us to stop offering some features, purchase licenses, which may not be available on favorable terms or at all, or modify our technology or our platform while we develop non-infringing substitutes, or incur significant settlement costs. Any of these events could adversely affect on business, results of operations, and financial condition.
We rely on licenses to use the intellectual property rights of third parties to conduct our business.
We rely on products, technologies, and intellectual property that we license from third parties, for use in operating our business. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to operate and expand our business could be adversely affected.
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
Risks Related to Our Internal and Disclosure Controls and Finances
If we fail to maintain effective internal controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Because we are no longer an “emerging growth company” as of December 31, 2021, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the fiscal year ended December 31, 2021, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.
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
As of December 31, 2021, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement restricts our ability, without SVB’s written consent, to, among other things: dispose of or sell our assets; make material changes in our business or management; consolidate or merge with other entities; incur additional indebtedness; create liens on our assets; pay dividends; make investments; enter into transactions with affiliates; and pay off or redeem subordinated indebtedness. In addition, our loan and security agreement with SVB contains covenants requiring us to comply with minimum monthly liquidity requirements. The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the loan and security agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Tax changes could affect our effective tax rate and future profitability.
Changes in U.S. federal, state or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could affect our tax expense, operating results, and/or cash flows. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to immediately deduct research and development expenditures in the year incurred and requires taxpayers to amortize such costs incurred in the U.S. over five years, and in foreign jurisdictions over fifteen years. While it is possible that Congress may modify, defer or repeal this provision before it takes effect, we have no assurance that the provision will be modified, deferred or repealed. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, it may have an adverse effect on our cash taxes and as a result, our operating results, financial condition, and/or cash flows beginning in 2022.
Risks Related to Ownership of Our Common Stock
We have received a notice of delisting for failure to satisfy the Nasdaq continued listing rule concerning the composition of our audit committee.
On December 29, 2021, we received notification from Nasdaq regarding our noncompliance with Nasdaq Listing Rule 5605(c)(2) (“Rule 5605”), which requires that our audit committee be comprised of a minimum of three independent directors. Our noncompliance occurred as the result of the passing of one of our directors, Narendra Gupta, who was one of the three members of our audit committee. On December 27, 2021, we advised The Nasdaq Global Market of Mr. Gupta’s passing, its consequences with regard to compliance with Rule 5605 and our intention to regain compliance in a timely manner. In accordance with Nasdaq Listing Rule 5605(c)(4), we have a cure period in order to regain compliance with Rule 5605 until (i) the earlier of our next annual stockholders’ meeting or December 25, 2022; or (ii) if our next annual stockholders’ meeting is held before June 23, 2022, then we must evidence compliance no later than June 23, 2022. We intend to appoint a third independent director to our board of directors and audit committee, and thereby regain compliance Rule 5605, prior to the end of the cure period. However, if we are unable to regain compliance with Rule 5605 in a timely manner, Nasdaq will commence delisting procedures.
If we are unable to maintain our listing on The Nasdaq Global Market, it may become more difficult for our stockholders to sell our stock in the public market, and the price of our common stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting. Furthermore, we would expect decreases in institutional and other investor demand, analyst interest, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to our common stock.
The trading price of the shares of our Class A common stock has been and may continue to be volatile and could subject us to litigation.
Technology stocks historically have experienced high levels of volatility. The trading price of our Class A common stock has fluctuated substantially and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock, some of which are beyond our control and may not be related to our operational or financial performance, include, among others, the following:
•volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
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
•governmental or regulatory developments or actions, or litigation involving us, our industry, or both; and
•general economic conditions and trends or catastrophic events in our domestic and foreign markets.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of January 31, 2022, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 63.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors and executive officers, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the common stock issuable upon the exercise of such options or vesting of such restricted stock units has been registered for public resale under the Securities Act. Accordingly, these shares of common stock will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office and data center space in various cities across North America, Europe and Asia Pacific. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Record
As of December 31, 2021, there were 79 holders of record of our Class A common stock and 118 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2022 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 9, 2020 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2021, with the comparative cumulative total returns of the Nasdaq Composite Index, the Nasdaq US Benchmark Software and Computer Services TR Index and the Nasdaq CTA Internet Total Return Index over the same period. The graph uses the closing market price on December 9, 2020 of $29.45 per share as the initial value of our Class A common stock. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends.

The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.
Use of Proceeds
Our initial public offering of our Class A common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-250077), which was declared effective by the SEC on December 8, 2020.
There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated December 8, 2020 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
We are an independent technology company seeking to maximize customer value by delivering digital advertising’s supply chain of the future. Our sell-side platform empowers the world’s leading digital content creators across the open internet to control access to their inventory and increase monetization by enabling marketers to drive ROI and reach addressable audiences across ad formats and devices. Since 2006, our infrastructure-driven approach has allowed for the efficient processing and utilization of data in real time. By delivering scalable and flexible programmatic innovation, we improve outcomes for our customers while championing a vibrant and transparent digital advertising supply chain.
Our specialized cloud infrastructure platform provides superior monetization for publishers by increasing the value of an impression and providing incremental demand through our deep and growing relationships with buyers. We are aligned with our publisher and app developer partners by being independent. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. Our global platform is omnichannel, supporting a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, OTT, CTV, and rich media.
In December 2021, our platform efficiently processed approximately 344 billion ad impressions daily, each in a fraction of a second, and 4.2 petabytes of data every day. During the fiscal year ended December 31, 2021, we added approximately 250 new publishing partners. As of December 31, 2021, we served approximately 1,450 publishers and app developers representing over 97,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 149% for the year ended December 31, 2021 and 122% for the year ended December 31, 2020.
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
We enter into written service agreements with our DSP buyers that allow them to use our platform to buy ad inventory, but we earn revenue from our publishers. Our platform service agreements with DSPs generally have one-year terms that renew automatically for successive one-year periods, unless terminated prior to renewal. We also negotiate SPO agreements with agencies and advertisers that encourage these buyers to spend a higher share of their advertising budgets on our platform. SPO agreements typically have a one-year term and renewal terms are generally discussed one quarter prior to a new term. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs.
In the fourth quarter of 2021, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 67% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19
The COVID-19 pandemic and its variants has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. The duration of these disruptive effects will continue for an unknown period of time until the virus is contained or economic activity normalizes. With the decline in economic activity, our revenue growth slowed and turned negative in the second quarter of 2020. Although our revenue has subsequently returned to growth, the impact of the pandemic on our future growth and our results of operations is unknown and we are unable to accurately predict the future impact. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus, including new variants, and its impact on our publishers, ad buyers, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue	$226,908	$148,748	$113,871
Operating income	58,789	31,755	8,509
Net income	56,604	26,613	6,643
Adjusted EBITDA(1)	96,250	50,349	23,307
Net cash provided by operating activities	88,681	24,330	35,125
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measures” below.
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 9.0 trillion, 10.3 trillion, 11.8 trillion, 15.8 trillion, 18.5 trillion, 20.2 trillion, 23.9 trillion and 29.6 trillion, for each of the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 444 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser ROI and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each year. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the last prior year (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current year (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 149% for the year ended December 31, 2021, and 122% for the year ended December 31, 2020. Our growth in the period ended December 31, 2021 and 2020 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
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
Total Other Income (expense), Net
Total other income (expense), net consists of interest income, unrealized gain on equity investment and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Unrealized gain on equity investment consists of gains and losses on our investment in equity securities, including unrealized gains and losses from market price changes on securities we continue to hold. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions and the change in fair value of our convertible preferred stock warrant liability, which we previously marked-to-market until the warrant’s exercise in the third quarter of 2019.
We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
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
Our effective tax rate differs from the U.S. federal statutory income tax rate due to state taxes, foreign tax rate differences, technology and development tax credits, Section 162(m) limitation, and stock-based compensation.
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
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$56,604	$26,613	$6,643
Add back (deduct):
Stock-based compensation	14,107	3,563	2,002
Depreciation and amortization	23,073	15,743	12,671
Unrealized gain on equity investment	(5,433)	—	—
Impairment of internal use software	—	—	702
Interest income	(300)	(537)	(1,290)
Provision for income taxes	8,199	4,967	2,579
Adjusted EBITDA	$96,250	$50,349	$23,307
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

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations:
Revenue	$226,908	$148,748	$113,871
Cost of revenue(1)	58,313	41,186	36,104
Gross profit	168,595	107,562	77,767
Operating expenses(1):
Technology and development	15,885	12,250	12,453
Sales and marketing	58,160	43,297	36,498
General and administrative	35,761	20,260	20,307
Total operating expenses	109,806	75,807	69,258
Operating income	58,789	31,755	8,509
Total other income (expense), net	6,014	(175)	713
Income before provision for income taxes	64,803	31,580	9,222
Provision for income taxes	8,199	4,967	2,579
Net income	$56,604	$26,613	$6,643

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$825	$86	$26
Technology and development	2,232	599	402
Sales and marketing	5,176	1,101	684
General and administrative	5,874	1,777	890
Total stock-based compensation expense	$14,107	$3,563	$2,002

	Year Ended December 31,
	2021	2020	2019

	(as percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	26	28	32
Gross profit	74	72	68
Operating expenses:
Technology and development	7	8	11
Sales and marketing	26	29	32
General and administrative	16	14	18
Total operating expenses	48	51	61
Operating income	26	21	7
Total other income (expense), net	3	—	1
Income before provision for income taxes	29	21	8
Provision for income taxes	4	3	2
Net income	25%	18%	6%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue, Cost of Revenue and Gross Profit

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenue	$226,908	$148,748	$78,160	53%
Cost of revenue	58,313	41,186	17,127	42%
Gross profit	168,595	107,562	61,033	57%
Gross profit margin	74%	72%
Revenue increased $78.2 million, or 53%, in 2021 driven by growth in impressions processed on our platform from both existing and new publishers. For the year ended 2021, we served approximately 1,450 publishers worldwide on our platform, compared to approximately 1,200 publishers worldwide for the year ended 2020, including approximately 250 net new publishers in 2021, which represented over 62,000 domains and 35,000 apps in total, compared to approximately 360 new publishers in 2020, which represented approximately 60,000 domains and 20,000 apps in total. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group. In addition, in 2021 we completed a number of SPO initiatives which increased buyer spend on our platform.
We expect revenue to continue to grow in 2022, with mobile and omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth drivers.
Cost of revenue increased $17.1 million, primarily due to a $7.3 million increase in depreciation of data center equipment and amortization of internal use software, a $3.9 million increase in data centers expansion and upgrades, a $3.1 million increase in personnel costs as headcount increased by 26% in order to support our growing business, a $1.5 million in IT support expenses, and a $0.9 million in software expenses. Overall, our cost of revenue per impression processed in 2021 declined by 28% compared to 2020.
Our gross margin of 74% in 2021 increased compared to 2020 of 72% due to greater utilization of our platform offset by investments for capacity expansion.
We expect the cost of revenue to be higher in 2022 compared to 2021 in absolute dollars primarily due to costs associated with the continued expansion of our capacity to process impressions to support revenue growth.
Technology and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Technology and development	$15,885	$12,250	$3,635	30%
Percent of revenue	7%	8%
The increase in technology and development costs was primarily due to an increase of $7.1 million in personnel costs associated with a headcount increase by 44% and higher stock-based compensation costs, offset by a $3 million increase in the capitalization of internal use software.
We expect technology and development expenses to increase in 2022 compared to 2021 in absolute dollars, primarily due to the additional headcount investment in our key growth opportunities.
Sales and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$58,160	$43,297	$14,863	34%
Percent of revenue	26%	29%
Sales and marketing costs increased primarily due to a $13.2 million increase in personnel costs associated with a headcount increase by 18% and higher stock-based compensation costs, and a $1.3 million increase in marketing expenses.
We expect sales and marketing expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to additional headcount investment and marketing programs.

General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
General and administrative	$35,761	$20,260	$15,501	77%
Percent of revenue	16%	14%
General and administrative expense increased primarily due to a $8.3 million increase in personnel costs associated with a 27% increase in headcount and higher stock-based compensation costs, a $3.5 million increase in insurance costs primarily due to director and officer insurance, and a $3.0 million increase in professional services, accounting and legal service costs.
We expect general and administrative expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to the additional headcount and increased costs associated with being a public company.
Total Other Income (Expense), net

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total other income (expense), net	$6,014	$(175)	$6,189	(3537)%
Total other income (expense), net increased for the year ended December 31, 2021, compared to the prior year period, primarily driven by unrealized gains related to our equity investment and as a result of currency fluctuations, partially offset by lower interest rates and as a result of holding a larger portion of our excess cash in lower yielding money market investments.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Provision for income taxes	$8,199	$4,967	$3,232	65%
The difference between the effective tax rate in 2021 of 13% and the federal statutory income tax rate of 21% was primarily due to deductible stock-based compensation, federal research and development credit, and a decrease in transfer pricing reserve due to expiration of statute of limitation, partially offset by Section 162(m) limitation and state taxes.
The difference between the effective tax rate in 2020 of 16% and the federal statutory income tax rate of 21% was primarily due to deductible stock-based compensation, the foreign tax rate differential and federal research and development credits, partially offset by a valuation allowance on state research and development credits.
For discussion on comparison of the fiscal years ended December 31, 2020 and December 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2021. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and, in our opinion includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The following unaudited consolidated quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	March	June	Sep	Dec	March	June	Sep	Dec
	2020	2020	2020	2020	2021	2021	2021	2021

	(unaudited)
	(in thousands, except share and per share data)
Revenue	$28,348	$26,361	$37,797	$56,242	$43,608	$49,658	$58,086	$75,556
Cost of revenue	10,056	9,189	10,491	11,450	12,300	13,088	16,020	16,905
Gross profit	18,292	17,172	27,306	44,792	31,308	36,570	42,066	58,651
Operating expenses:
Technology and development	2,919	2,971	3,390	2,970	3,738	3,860	4,139	4,147
Sales and marketing	9,995	9,236	10,911	13,155	12,789	13,997	15,004	16,369
General and administrative	4,349	4,236	5,214	6,461	8,139	8,580	8,875	10,168
Total operating expenses	17,263	16,443	19,515	22,586	24,666	26,437	28,018	30,684
Operating income	1,029	729	7,791	22,206	6,642	10,133	14,048	27,967
Total other income (expense), net	274	8	61	(518)	199	(239)	277	5,776
Income before provision for income taxes	1,303	737	7,852	21,688	6,841	9,894	14,325	33,743
Provision for (benefit from) income taxes	399	84	1,621	2,863	1,923	(27)	799	5,504
Net income	$904	$653	$6,231	$18,825	$4,918	$9,921	$13,526	$28,239
Net income attributable to common stockholders
Basic	$—	$—	$1,195	$7,724	$4,918	$9,921	$13,526	$28,239
Diluted	$—	$—	$1,574	$9,348	$4,918	$9,921	$13,526	$28,239
Net income per share attributable to common stockholders:
Basic	$—	$—	$0.12	$0.39	$0.10	$0.20	$0.27	$0.55
Diluted	$—	$—	$0.10	$0.34	$0.09	$0.18	$0.24	$0.50

	Three Months Ended
	March	June	Sep	Dec	March	June	Sep	Dec
	2020	2020	2020	2020	2021	2021	2021	2021

	(unaudited)
	(as percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	35%	35%	28%	20%	28%	26%	28%	22%
Gross profit	65%	65%	72%	80%	72%	74%	72%	78%
Operating expenses:
Technology and development	10%	11%	9%	5%	9%	8%	7%	5%
Sales and marketing	35%	35%	29%	23%	29%	28%	26%	22%
General and administrative	15%	16%	14%	11%	19%	17%	15%	14%
Total operating expenses	60%	62%	52%	39%	57%	53%	48%	41%
Operating income	5%	3%	20%	41%	15%	21%	24%	37%
Total other income (expense), net	1%	—%	—%	(1)%	—%	(1)%	—%	7%
Income before provision for income taxes	6%	3%	20%	40%	15%	20%	24%	44%
Provision for (benefit from) income taxes	1%	—%	4%	5%	4%	—%	1%	7%
Net income	5%	3%	16%	35%	11%	20%	23%	37%

Set forth below is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
	March	June	Sep	Dec	March	June	Sep	Dec
	2020	2020	2020	2020	2021	2021	2021	2021

	(unaudited)
	(dollars in thousands)
Net income	$904	$653	$6,231	$18,825	$4,918	$9,921	$13,526	$28,239
Add back (deduct):
Stock-based compensation(1)	495	500	1,444	1,124	3,165	3,629	3,714	3,599
Depreciation and amortization	3,586	3,810	4,178	4,169	4,550	5,138	6,304	7,081
Unrealized gain on equity investment	—	—	—	—	—	—	—	(5,433)
Interest income	(260)	(132)	(83)	(62)	(62)	(67)	(79)	(92)
Provision for (benefit from) income taxes	399	84	1,621	2,863	1,923	(27)	799	5,504
Adjusted EBITDA	$5,124	$4,915	$13,391	$26,919	$14,494	$18,594	$24,264	$38,898

_________________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended
	March	June	Sep	Dec	March	June	Sep	Dec
	2020	2020	2020	2020	2021	2021	2021	2021

	(unaudited)
	(dollars in thousands)
Cost of revenue	$10	$11	$10	$56	$168	$204	$233	$220
Technology and development	74	80	222	222	481	579	586	586
Sales and marketing	180	183	358	380	1,161	1,290	1,388	1,337
General and administrative	231	226	854	466	1,355	1,556	1,507	1,456
Total stock-based compensation expense	$495	$500	$1,444	$1,124	$3,165	$3,629	$3,714	$3,599
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as a public offering of our common stock. As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $159.6 million and net working capital, consisting of current assets less current liabilities, of $193.8 million. As of December 31, 2021, we had retained earnings of $99.3 million.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. In light of the potential impact worldwide of COVID-19 pandemic, we are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the pandemic has not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.”
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
As of December 31, 2021, the amount we can borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the Loan Agreement at a variable rate equal to the prime rate. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion is charged and is payable in arrears. As of December 31, 2021, the applicable interest rate under the Loan Agreement was 3.25%. In June, 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of December 31, 2021, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of December 31, 2021.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$88,681	$24,330	$35,125
Net cash used in investing activities	(96,723)	(29,877)	(22,089)
Net cash provided by (used in) financing activities	9,359	52,485	(1)
Net increase (decrease) in cash and cash equivalents	$1,317	$46,938	$13,035
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
For the year ended December 31, 2021, net cash provided by operating activities of $88.7 million resulted primarily from net income of $56.6 million, adjustments for non-cash expenses of $38.5 million, including $23.1 million for depreciation and amortization, $14.1 million for stock-based compensation, and $4.8 million for deferred income taxes, and an increase in accounts receivable of $67.4 million, partially offset by an increase in accounts payable of $68.3 million.
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
For the year ended December 31, 2021, we used $96.7 million of cash in investing activities, consisting of a net increase in investments of marketable securities of $57.4 million, $30.4 million in purchases of property and equipment (primarily data center infrastructure), and $8.9 million of investments in capitalized internal use software.
For the year ended December 31, 2020, we used $29.9 million of cash in investing activities, consisting of $24.2 million in purchases of property and equipment (primarily data center infrastructure), $7.2 million of investments in capitalized internal use software offset by a net decrease in investments of marketable securities of $1.5 million.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities of $9.4 million was primarily due to $5.4 million proceeds from stock option exercises and $4.8 million proceeds from the employee stock purchase plan, partially offset by $0.8 million due to payments of issuance costs of Class A common stock in connection with the IPO.
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
For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2019, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, which was filed with the SEC on March 26, 2021 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at December 31, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Other contractual obligations(1)	31,781	10,506	21,138	137	—
Operating lease liabilities	23,210	4,298	6,929	7,233	4,750
Finance lease liabilities	922	136	285	302	199
Total	$55,913	$14,940	$28,352	$7,672	$4,950
______________

(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of December 31, 2021, we had $2.4 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the contractual obligations table above.
Off-Balance Sheet Arrangements
Through December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as internal use software development costs, stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
The determination as to whether revenue should be reported gross of amounts billed to buyers (gross basis) or net of payments to publishers (net basis) requires significant judgment, and is based on our assessment of whether we are acting as the principal or an agent in the transaction. We have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we do not control the advertising inventory and do not set the price which is the result of an auction within the marketplace. Based on these and other factors, we report revenue on a net basis. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for more information on revenue recognition.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, and awards granted under our employee stock purchase plan (“ESPP”) is measured and recognized in our consolidated financial statements based on the fair value of the awards granted. The fair values of our ESPP and stock option awards are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant.
Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stockholders’ Equity and Stock Option Plans.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $82.5 million and marketable securities of $77.1 million as of December 31, 2021, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of December 31, 2021. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.2 million and $0.9 million in our operating income for the year ended December 31, 2021 and December 31, 2020, respectively. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.4 million and $1.1 million in our operating income for the year ended December 31, 2021 and December 31, 2020, respectively.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PubMatic, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Changes in Accounting Principles
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in fiscal year 2021 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company charges publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the platform. The Company recognizes revenue when a bid is won and a buyer purchases digital advertising inventory on its platform. The Company reports revenue net of payments to publishers. For the year ended December 31, 2021, the Company’s revenue was $226.9 million.
We identified revenue as a critical audit matter because there is a significant audit effort required in performing our audit procedures, which include evaluating and testing the Company’s process, systems, and controls related to the revenue cycle.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue included the following, among others:
•We tested the effectiveness of controls related to the revenue cycle, including (i) general information technology (IT) controls over relevant systems used to process and record advertising transactions, including testing of user access controls, change management controls, and IT operations controls and (ii) controls in place to reconcile the various systems to the Company’s general ledger and to address the accuracy and completeness of data used to recognize revenue.

•We generated synthetic transactions on a customer’s website and traced the recording of these transactions into the Company’s systems to understand how revenue transactions are captured, processed, and aggregated.
•We used data analytics to inspect journal entries and identify relationships in the revenue population to (i) identify significant relationships in the revenue population and (ii) understand significant relationships and related accounts affecting revenue.
•We performed audit procedures on those related accounts determined to have a significant relationship with revenue, including sending confirmations to customers for a selection of accounts which included the receivable balances and related impression count for each selection, and selecting a sample of publisher payables and performing subsequent disbursements testing.
We performed a proof of cash reconciliation that reconciled cash to revenue and related revenue accounts.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2022

We have served as the Company's auditor since 2012.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$82,505	$81,188
Marketable securities	77,121	19,793
Accounts receivable - net	286,916	219,511
Prepaid expenses and other current assets	14,207	6,622
Total Current Assets	460,749	327,114
Property, equipment and software - net	50,140	30,044
Operating lease right-of-use assets	21,613	—
Goodwill	6,250	6,250
Deferred income tax asset	515	762
Other assets, non-current	10,948	7,076
TOTAL ASSETS	$550,215	$371,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$244,321	$176,731
Accrued expenses and other current liabilities	18,780	14,844
Operating lease liabilities, current	3,864	—
Total Current Liabilities	266,965	191,575
Operating lease liabilities, non-current	17,842	—
Deferred tax liability	6,067	1,561
Other liabilities, non-current	2,161	2,683
TOTAL LIABILITIES	293,035	195,819
Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 31, 2021 and 2020; No shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of December 31, 2021 and 2020; 40,695,140 and 6,801,368 shares issued and outstanding as of December 31, 2021 and 2020, respectively; 1,000,000,000 Class B shares authorized as of December 31, 2021 and 2020; 11,159,609 and 42,186,774 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	6	6
Treasury stock, at cost - 3,140,437 and 3,139,295 shares as of December 31, 2021 and 2020, respectively.	(11,486)	(11,434)
Additional paid-in capital	169,401	144,163
Accumulated other comprehensive income	(36)	1
Retained earnings	99,295	42,691
Total Stockholders' Equity	257,180	175,427
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550,215	$371,246
The accompanying notes are an integral part of these consolidated financial statements

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue	$226,908	$148,748	$113,871
Cost of revenue	58,313	41,186	36,104
Gross profit	168,595	107,562	77,767

Operating expenses:
Technology and development	15,885	12,250	12,453
Sales and marketing	58,160	43,297	36,498
General and administration	35,761	20,260	20,307
Total operating expenses	109,806	75,807	69,258
Operating income	58,789	31,755	8,509
Interest income	300	537	1,290
Unrealized gain on equity investment	5,433	—	—
Other income (expense), net	281	(712)	(577)
Total other income (expense), net	6,014	(175)	713
Income before provision for income taxes	64,803	31,580	9,222
Provision for income taxes	8,199	4,967	2,579
Net income	$56,604	$26,613	$6,643
Net income per share attributable to common stockholders:
Basic	$1.13	$0.51	$0.04
Diluted	$1.00	$0.46	$0.04

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	50,184,455	12,642,293	10,036,983
Diluted	56,628,574	17,125,882	12,169,884

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$56,604	$26,613	$6,643
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(37)	(5)	6
Comprehensive income	$56,567	$26,608	$6,649

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2018	33,398,753	$60,820	5,901,863	$19,025	5,726,954	$1	$(11,426)	$6,615	$—	$9,435	$4,625
Stock-based compensation								2,022			2,022
Cashless exercise of Series D convertible preferred stock warrants	45,216	396									—
Exercise of stock options					20,983	—		4			4
Repurchase of treasury stock, at cost					(1,721)	—	(5)				(5)
Other comprehensive income									6		6
Net income										6,643	6,643
Balance — December 31, 2019	33,443,969	$61,216	5,901,863	$19,025	5,746,216	$1	$(11,431)	$8,641	$6	$16,078	$13,295
Stock-based compensation								3,603			3,603
Exercise of stock options					1,241,970	—		2,409			2,409
Repurchase of treasury stock, at cost					(876)	—	(3)				(3)
Repayment of shareholders notes receivable								4,268			4,268
Reclassification of common stock			(5,901,863)	(19,025)	5,901,863	1		19,024			19,025
Conversion of convertible preferred stock to common stock upon initial offering	(33,443,969)	(61,216)			33,443,969	3		61,213			61,216
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs					2,655,000	1		45,005			45,006
Other comprehensive loss									(5)		(5)
Net income										26,613	26,613
Balance — December 31, 2020	—	$—	—	$—	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation								15,011			15,011
Exercise of stock options					2,511,505	—		5,423			5,423
Repurchase of treasury stock, at cost					(1,142)	—	(52)	—			(52)
Issuance of common stock related to employee stock purchase plan					276,406	—		4,804			4,804
Issuance of common stock related to RSU vesting					79,838	—					—
Other comprehensive loss									(37)		(37)
Net income										56,604	56,604
Balance — December 31, 2021	—	$—	—	$—	51,854,749	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$56,604	$26,613	$6,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,073	15,743	12,671
Impairment of internally developed software	—	—	702
Unrealized gain on equity investment	(5,433)	—	—
Stock-based compensation	14,107	3,563	2,002
Provision for doubtful accounts	—	319	3,557
Change in fair value of preferred stock warrant liability	—	—	120
Deferred income taxes	4,753	2,933	193
Accretion of discount on marketable securities	(45)	(145)	(341)
Non-cash lease expense	2,042	—	—
Other	45	189	19
Changes in operating assets and liabilities:
Accounts receivable	(67,405)	(102,175)	(11,919)
Prepaid expenses and other assets	(7,681)	(2,801)	618
Accounts payable	68,301	77,357	18,465
Accrued expenses	3,530	3,452	2,011
Operating lease liabilities	(2,283)	—	—
Other liabilities, non-current	(927)	(718)	384
Net cash provided by operating activities	88,681	24,330	35,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property and equipment	(30,432)	(24,177)	(9,553)
Capitalized software development costs	(8,929)	(7,226)	(5,442)
Purchases of marketable securities	(90,562)	(36,704)	(37,545)
Proceeds from sales of marketable securities	—	2,295	696
Proceeds from maturities of marketable securities	33,200	35,950	30,255
Purchase of equity securities	—	(15)	(500)
Net cash used in investing activities	(96,723)	(29,877)	(22,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	(806)	45,811	—
Proceeds from repayments of stockholders’ notes receivable	—	4,268	—
Proceeds from issuance of common stock for employee stock purchase plan	4,804	—	—
Proceeds from exercise of stock options	5,423	2,409	4
Principal payments on finance lease obligations	(10)	—	—
Payments to acquire treasury stock	(52)	(3)	(5)
Net cash provided by (used in) financing activities	9,359	52,485	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,317	46,938	13,035
CASH AND CASH EQUIVALENTS - Beginning of Year	81,188	34,250	21,215
CASH AND CASH EQUIVALENTS - End of Year	$82,505	$81,188	$34,250
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$6,786	$2,691	$3,016
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$903	$40	$20
Property and equipment included in accounts payable and accrued expenses	$49	$111	$770
Capitalized software costs included in accounts payable and accrued expenses	$1,794	$1,336	$1,214
Non-cash exercise of convertible preferred stock warrant	$—	$—	$396
Deferred offering costs incurred during the period included in accounts payable and accrued expenses	$—	$806	$—
The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 1 - Organization and Description of Business
PubMatic, Inc. and subsidiaries (“Company” or “PubMatic”) was founded in 2006. The Company is an independent technology company seeking to maximize customer value by delivering digital advertising’s supply chain of the future. The Company’s sell-side platform empowers the world’s leading digital content creators across the open internet to control access to their inventory and increase monetization by enabling marketers to drive return on investment and reach addressable audiences across ad formats and devices.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. These marketable securities are carried at fair value and unrealized gains and losses are recorded in other comprehensive income, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined based on the specific identification method. Realized gains and losses, and any expected credit losses, are reported in other income (expense), net in the consolidated statements of operations and comprehensive income.
Fair Value of Financial Instruments
Financial instruments consist of cash equivalents, marketable securities, accounts receivable, equity investment, accounts payable, and accrued liabilities. Cash equivalents, marketable securities and equity investment are remeasured at fair value at the end of every period. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.
Accounts Receivable and Allowance for Credit Losses (formerly Allowance for Doubtful Accounts)
Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for credit losses is determined based on historical collection experience and the review in each period of the status of the then outstanding accounts receivable, while taking into consideration current customer information, collection history, and other relevant data. The Company reviews the allowance for credit losses on a quarterly basis. Account balances are written off against the allowance when the Company believes it is probable the receivable will not be recovered. The following table presents the changes in the allowance for credit losses (in thousands):

	December 31,
	2021	2020	2019
Allowance for credit losses, beginning balance	$1,989	$2,051	$1,784
Provision	—	319	3,557
Write-offs	(224)	(381)	(3,290)
Allowance for credit losses, ending balance	$1,765	$1,989	$2,051
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
Equity Investment
Prior to December 2021, the Company accounted for investment in non-marketable equity securities that it does not exercise significant influence using the measurement alternative in accordance with Accounting Standards Update 2016-01. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date. During December 2021, an observable transaction occurred for such investment driven by a merger with a company registered with the U.S. Securities and Exchange Commission (SEC) and determined to have an active market. Therefore, the investment has readily determinable and observable fair value as of December 31, 2021 with realized and unrealized gains and losses included in Other (income) expense, net. The Company classifies its equity investment as Other assets, non-current on the Consolidated Balance Sheets.

Revenue Recognition
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
The Company invoices buyers for publisher digital advertising inventory purchased through its platform. The Company recognizes revenue when a bid is won and a buyer purchases inventory on its platform. The Company estimates and records reductions to revenue for rebates related to supply path optimization agreements based on expected volumes during the incentive term.
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
Cost of Revenue
Cost of revenue consists primarily of data center co-location costs, depreciation expense related to hardware supporting the Company’s platform, amortization expense related to capitalized internal use software development costs, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, stock-

based compensation, and employee benefit costs, and are primarily attributable to the Company’s network operations group which maintains the Company’s servers and the Company’s client operations group, which is responsible for integration of new publishers and buyers and providing customer support for existing customers.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. The Company’s advertising costs recorded during the years ended December 31, 2021, 2020 and 2019 were $0.5 million, $0.5 million and $0.3 million, respectively.
Stock-Based Compensation
Stock-based compensation expense related to stock awards, including stock options, restricted stock units (“RSUs”), and the employee stock purchase plan (the “ESPP”), is measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period.
The fair value of each option and ESPP award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.
The fair value of each RSA and RSU award is based on the fair value of the underlying common stock as of the grant date.
The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited. For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 10—Stockholders’ Equity and Equity Incentive Plans.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities of these subsidiaries are remeasured at the current exchange rate at each balance sheet date, nonmonetary assets and liabilities are measured at historical rates, and revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income. The Company’s net foreign currency (gain) losses recorded during the years ended December 31, 2021, 2020 and 2019 were $0.1 million, $0.6 million, and $0.4 million respectively.
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
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the years ended December 31, 2021, 2020 and 2019, one publisher represented 17%, 20% and 28% respectively, of the Company’s revenue. As of December 31, 2021, two buyers accounted for 29% and 19%, respectively, of accounts receivable. As of December 31, 2020, four buyers accounted for 33%, 14%, 13% and 11%, respectively, of accounts receivable.
Net Income Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to Class A and Class B common stock is computed in conformity with the two-class method required for participating securities. The Company applies the two-class method to allocate earnings between common and other participating securities based on their participation rights. Prior to the conversion of preferred stock to common stock concurrent with the IPO in December 2020 and because the holders of the Company’s convertible preferred stock were entitled to participate in dividends, the Company allocated net income to common and preferred stock based on their respective rights to receive dividends, whether or not declared.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations related to their leasing arrangements. This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing right-of-use (ROU) lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy GAAP. The Company adopted the new lease standard on January 1, 2021 using the optional transition method to the modified retrospective approach. Under this transition provision, results for reporting periods beginning on January 1, 2021 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases.

To reduce the burden of adoption and ongoing compliance with Topic 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the "package of practical expedients" permitted under the transition guidance, which among other things, did not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the ROU asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2021.

The Company made an accounting policy election under Topic 842 not to recognize right-of-use (ROU) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2021 for existing leases upon the adoption of Topic 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. Non-lease components that are variable in nature are recorded as variable lease expense in the period incurred.

The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgement is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $2.8 million and $3.1 million, respectively, on January 1, 2021. The adoption of the new lease standard did not materially impact our consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The Company adopted ASU 2016-13 as of January 1, 2021. The standard did not have any material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The Company adopted ASU 2017-04 as of January 1, 2021. The standard did not have any material impact on its consolidated financial statements.
In December 2019 the FASB issued ASU 2019-12—Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifies and amends existing guidance for clarity and consistent application.The Company adopted ASU 2019-12 as of January 1, 2021. The standard did not have a material impact on the condensed consolidated financial statements and related disclosures.
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
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$65,311	$—	$—	$65,311
Certificates of deposit	—	5,942	—	5,942
Cash equivalents	65,311	5,942	—	71,253
Commercial paper	—	50,954	—	50,954
U.S. Treasury and government debt securities	—	26,167	—	26,167
Marketable securities	—	77,121	—	77,121
Equity investment	5,948	—	—	5,948
Non-current assets	5,948	—	—	5,948
Total Financial Assets	$71,259	$83,063	$—	$154,322

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets
Money market funds(1)	$12,462	$—	$—	$12,462
Commercial paper(1)	—	7,199	—	7,199
Cash equivalents	12,462	7,199	—	19,661
U.S. Treasury and government debt securities	—	8,999	—	8,999
Commercial paper	—	10,794	—	10,794
Marketable securities	—	19,793	—	19,793
Total Financial Assets	$12,462	$26,992	$—	$39,454
_______________
(1)The amounts were previously combined and presented as cash equivalents. Prior periods have been reclassified to conform with current period presentation.

Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$50,954	$—	$—	$50,954
U.S. Treasury and government debt securities	26,203	—	(36)	26,167
Total	$77,157	$—	$(36)	$77,121

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Commercial paper	$10,794	$—	$—	$10,794
U.S. Treasury and government debt securities	8,998	1	—	8,999
Total	$19,792	$1	$—	$19,793
The remaining contractual maturity of all marketable securities was within one year as of December 31, 2021 and 2020. Realized gains and losses were not material for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	December 31,
	2021	2020
Internal-use software	$30,581	$24,513
Network hardware, computer equipment and software	92,561	62,764
Leasehold improvements	2,426	1,249
Furniture and fixtures	1,448	621
Property, equipment and software, gross	127,016	89,147
Less: accumulated depreciation and amortization	(76,876)	(59,103)
Total property, equipment and software, net	$50,140	$30,044
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $15.7 million, $9.8 million, and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized $10.3 million, $7.3 million, and $6.0 million in software development costs during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense of internal use software was $7.4 million, $5.9 million, and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included within cost of revenue in the consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the year ended December 31, 2021 and 2020. During the year ended December 31, 2019 the Company discontinued offering its Unified Ad Server product which is part of capitalized software development and recorded a $0.7 million impairment charge in cost of revenue in the Company’s consolidated statement of operations and comprehensive income.
Accounts Payable
Accounts payable consists of the following (in thousands):

	December 31,
	2021	2020
Payable to publishers	$235,440	$168,673
Trade payables	8,881	8,058
Total accounts payable	$244,321	$176,731
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$17,271	$13,352
Accrued and other current liabilities	1,509	1,492
Total accrued expenses	$18,780	$14,844
Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB".) The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. As of December 31, 2021, the applicable interest rate under the revolving line of credit was 3.25%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. The maturity date of the revolving line of credit is June 6, 2024. As of December 31, 2021 there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 6) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.00 to 1.00. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of December 31, 2021.

Note 6 – Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 2 to 10 years. Included in an office lease the Company also leases furniture and fixtures under a finance lease with a seven year term finance lease with a purchase option at the end of the term.
The allocation of lease payments was determined based on the relative standalone price of the separate office and furniture components. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are not included in the lease terms as the Company is not reasonably certain that they will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. The components of lease expense are as follows:

2021
Operating lease cost	$2,104
Finance lease cost - amortization of right-of-use assets	14
Finance lease cost - interest on lease liabilities	2
Total lease cost	$2,120

Rent expense was approximately $2.5 million, $2.5 million, and $2.6 million for the year ended December 31, 2021, 2020, and 2019, respectively. Rent expense was offset by sublease income of $0.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. No sublease income was recognized for the year ended December 31, 2021. Short-term and variable lease expenses are not material to the Company’s consolidated financial statements.

Supplemental cash flow information related to leases is as follows:

2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,283

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$20,887
Finance leases	869

Supplemental balance sheet information related to leases is as follows:

2021
Operating leases
Operating lease right-of-use assets	$21,613

Operating lease liabilities, current	$3,864
Operating lease liabilities, non-current	17,842
Total operating lease liabilities	$21,706

Finance leases
Furniture and fixtures	$869
Accumulated depreciation	(14)
Furniture and fixtures, net	$855

Accrued liabilities	$119
Other liabilities, non-current	741
Total finance lease liabilities	$860

Weighted-average remaining lease term:
Operating leases	6 years
Finance leases	6.3 years

Weighted-average discount rate:
Operating leases	2.20%
Finance leases	2.24%

As of December 31, 2021, the maturities of lease liabilities under operating and finance leases were as follows:

Year ending December 31,	Operating leases	Finance leases	Total
2022	$4,298	$136	$4,434
2023	3,470	140	3,610
2024	3,459	145	3,604
2025	3,563	149	3,712
2026	3,670	153	3,823
Thereafter	4,750	200	4,950
Total minimum lease payments	$23,210	$923	$24,133
Less: imputed interest	(1,504)	(63)	(1,567)
Total present value of lease liabilities	$21,706	$860	$22,566

A summary of the future minimum lease commitments, as determined under Topic 840, for all non-cancelable operating lease agreements were as follows as of December 31, 2020:

2021	$2,179
2022	1,031
2023	108
Total minimum lease commitments	$3,318

Note 7 – Commitments and Contingencies
Contractual Obligations
In the normal course of business, we enter into contractual obligations with various parties, primarily relate to minimum contractual payments due to data center providers. As of December 31, 2021, our outstanding contractual obligations with a term of 12 months or longer consist of the following (in thousands):

Years ending December 31,	Contractual Obligations
2022	10,506
2023	14,598
2024	6,540
2025	137
Total future minimum commitments, net	$31,781
Letters of Credit
As of December 31, 2021, the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $3.5 million and $0.7 million, with annual automatic renewal and final expiration dates in July 2028 and June 2022, respectively. As of December 31, 2020, the Company had an irrevocable letter of credit outstanding related to noncancelable facilities leases in the amounts of $0.7 million, with annual automatic renewal and final expiration date in June 2022.
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
Note 8 – Convertible Preferred Stock
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
Note 9 – Stockholders’ Notes Receivable and Redeemable Common Stock
In August 2018, the Company loaned its Chief Executive Officer and Chief Growth Officer a total of $4.0 million under secured nonrecourse promissory notes (the “Notes”). Per the terms of the Notes, they had interest at a rate of 2.42% per annum compounded annually and matured on August 30, 2021, with interest and principal due at maturity. The Notes were secured by pledges of 1.6 million shares of outstanding common stock of the Company owned by the two officers (the “Pledged Shares”).
As the Company’s only recourse on the Notes and associated interest was the Pledged Shares, the Notes were accounted for as nonrecourse and recorded to stockholders’ equity. This was accounted for as though the Company repurchased the Pledged Shares and in exchange issued the Notes and granted 1.6 million fully vested stock options with an exercise price equal to the face value of Notes plus interest. Incremental compensation expense of $1.0 million was recorded as stock-based compensation expense within the consolidated statements of operations and comprehensive income and was calculated as the difference between the Repurchase Price (defined as the face value of the Notes and the fair value of the stock options) and the fair value of the Pledged Shares. In year ended December 31, 2020, all principal and interest due under the notes were prepaid. No principal or interest payments were paid during the year ended December 31, 2021.
In connection with the Notes, the Company provided the officers with a right to sell to the Company outstanding shares of common stock upon settlement of the Notes (the “Put Option”). The officers could have only exercised the Put Option upon repayment of the Notes using the Pledged Shares or upon the prepayment of the Notes using proceeds from the officers’ sale or disposal of the Pledged Shares at a price less than the face value of the Notes. The Put Option allowed the officers to require the Company to repurchase any or all common stock held or beneficially owned to offset their tax liabilities resulting from the settlement of the Notes via one of the above methods. As the exercisability of the Put Option and therefore redemption of the common stock was outside the control of the Company then all common stock held or beneficially owned by the officers required temporary equity classification. The Company therefore classified $19.0 million of common stock outside of stockholders’ equity, which represented the fair value of the shares held or beneficially owned on the transaction date. The Company did not adjust the carrying value of the redeemable common stock during the year ended December 31, 2019 since a redemption event was not probable. The Put Option expired unexercised upon the repayment of the Notes and during the Company’s quarter ended September 30, 2020, the $19.0 million of redeemable common stock has been reclassified back to common stock.

Note 10 – Stockholders’ Equity and Equity Incentive Plans
Common Stock
In connection with the IPO in December 2020, the Company’s restated certificate of incorporation became effective, which authorized 1,000,000,000 shares of Class A common stock, 0.0001 par value per share, and 1,000,000,000 shares of Class B common stock, 0.0001 par value per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote and holders of Class B common stock are entitled to ten votes and is convertible into one share of Class A common stock. Each share of Class B is convertible anytime at the option of the holder into one share of Class A common stock. Once converted or transferred and converted into Class A common stock, the Class B common stock will not be reissued.
Equity Incentive Plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2006 Stock Option Plan (the “2006 Plan”) and the 2017 Equity Incentive Plan. In February 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) and all shares remaining unissued under the 2006 Stock Option Plan were assumed by the 2017 Plan. Upon completion of the IPO, the Company adopted the 2020 Equity Incentive Plan (“2020 Plan”), which serves as the successor to the 2017 Plan. Under the 2020 Plan, the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of December 31, 2021, the Company has reserved 6,386,698 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.
The following summarizes stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2020	8,459,969	$2.53	6.83	$215,144
Options granted	660,466	$36.74
Options exercised	(2,511,505)	$2.16
Options canceled	(66,419)	$6.38
Options expired	(160)	$0.26
Outstanding — December 31, 2021	6,542,351	$6.08	6.95	$184,727

Vested and exercisable — December 31, 2021	4,341,907	$3.56	6.17	$132,770

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of our common stock on the date of exercise. The intrinsic value of options exercised was $80.7 million, $15.7 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $20.30, $4.96 and $1.65 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, unrecognized stock-based compensation of $17.0 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.69 years.
The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year Ended December 31,
	2021	2020	2019
Fair market value of common stock	$39.75-$54.07	$3.20-$17.00	$3.01-$3.18
Expected term (in years)	5.8-6.7	5.7-6.4	5.2-6.6
Risk-free interest rate	0.6%-1.0%	0.3%-1.5%	1.4%-2.6%
Expected volatility	51%-54%	50%-55%	52%-54%
Dividend rate	—%	—%	—%
Each of these inputs is subjective and generally requires significant judgment to determine. These assumptions and estimates were determined as follows:
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
Restricted Stock Units

Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date. A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Unvested — December 31, 2020	—	$—	$—
Granted	582,259	35.24	—
Vested	(79,838)	35.91	—
Canceled/Forfeited	(19,119)	32.69	—
Unvested — December 31, 2021	483,302	$35.23	$17,025
As of December 31, 2021, unrecognized stock-based compensation of $15.7 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.34 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of December 31, 2021, the Company has reserved 713,475 shares of its common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, beginning December 9, 2020 through May 31, 2022 with the purchase date on the last day of each purchase period. As of December 31, 2021, $0.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the twelve months ended December 31, 2021, 276,406 shares of our Class A common stock have been purchased under the ESPP.
As of December 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $1.4 million, which is expected to be recognized over a weighted-average period of 0.41 years.
We estimated the fair value of ESPP purchase rights on the date of the grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
2021
Expected term (in years)	0.4-1.4
Risk-free interest rate	0.1%
Expected volatility	60%-76%
Dividend rate	—%
Expected Term - The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding.
Risk-Free Interest Rate - The risk-free interest rate for the expected term of the awards was based on the U.S. Treasury yield curve in effect at the time of the grant.
Expected Volatility - Since the Company has a short trading history of its common stock, the expected volatility was estimated by taking the average historic price volatility of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the awards.
Dividend rate - The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	December 31,
	2021	2020	2019
Cost of revenue	$825	$86	$26
Technology and development	2,232	599	402
Sales and marketing	5,176	1,101	684
General and administrative	5,874	1,777	890
Total stock-based compensation	14,107	3,563	2,002
Tax benefit from stock-based compensation	(1,825)	(493)	(181)
Total stock-based compensation, net of tax effect	$12,282	$3,070	$1,821

Note 11 – Net Income Per Share Attributable to Common Stockholders
The Company has two classes of common stock, Class A and Class B. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net income	$56,604	$26,613	$6,643
Less: Undistributed earnings allocated to participating securities	—	(20,187)	(6,204)
Net income attributable to common stockholders – basic	$56,604	$6,426	$439
Denominator:
Weighted average common shares outstanding – basic	50,184,455	12,642,293	10,036,983
Net income per share attributable to common stockholders – basic:	$1.13	$0.51	$0.04
Numerator:
Net income attributable to common stockholders - diluted	$56,604	$7,929	$508
Denominator:
Weighted average shares outstanding – basic	50,184,455	12,642,293	10,036,983
Options to purchase common stock	6,353,779	4,483,589	2,119,796
Restricted stock	29,662	—	—
Employee stock purchase plan shares	60,678	—	—
Warrants to purchase common stock	—	—	13,105
Weighted average shares outstanding – diluted	56,628,574	17,125,882	12,169,884
Net income per share attributable to common stockholders – diluted	$1.00	$0.46	$0.04
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	671,244	846,481	3,359,458
Common stock issuable upon conversion of convertible preferred stock	—	—	33,410,274
Total excludable from net income per share attributable to common stockholders – diluted	671,244	846,481	36,769,732

Note 12 – Income Taxes
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	December 31,
	2021	2020	2019
Domestic	$61,822	$28,169	$6,995
International	2,981	3,411	2,227
Income before provision for income taxes	$64,803	$31,580	$9,222
The income tax (benefit) provision is composed of the following (in thousands):

	December 31,
	2021	2020	2019
Current provisions for income taxes:
Federal	$2,437	$360	$1,639
State	714	240	58
Foreign	295	1,434	689
Total current tax expense	3,446	2,034	2,386

Deferred tax expense:
Federal	$4,513	$1,845	$254
State	251	1,170	4
Foreign	(11)	(82)	(65)
Total deferred tax expense	4,753	2,933	193
Total provision for income taxes	$8,199	$4,967	$2,579
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	December 31,
	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
State after-tax rate	1.49	4.47	0.67
Stock options	(10.38)	(6.79)	5.48
Research credit	(1.37)	(2.04)	(2.85)
Transfer pricing reserve	(1.26)	1.32	(0.68)
Foreign rate differential	0.73	0.61	2.37
Foreign derived intangible income	(0.48)	(3.26)	(7.89)
Section 162(m) limitation	2.49	—	—
Other	0.42	0.42	9.86
	12.64%	15.73%	27.96%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$56	$124	$194
Accruals and allowances	1,104	614	784
Tax credits	1,396	1,631	1,064
Stock-based compensation	3,171	2,045	1,749
Intangibles assets	1,010	1,106	1,202
Lease obligation	5,226	—	—
Other	808	1,101	967

Valuation allowance	(1,396)	(1,372)	—

Total deferred tax assets	11,375	5,249	5,960
Deferred tax liabilities:
Property, equipment, and software	(8,316)	(4,995)	(3,003)
Goodwill	(749)	(653)	(562)
Prepaid expense	(1,365)	(400)	(256)
Right-of-use asset	(5,201)	—	—
Unrealized gain on equity investment	(1,296)	—	—
Total deferred tax liabilities	(16,927)	(6,048)	(3,821)
Net deferred income tax asset (liabilities)	$(5,552)	$(799)	$2,139
The Company had gross state net operating loss carryforwards of approximately $1.9 million as of December 31, 2021. These net operating losses will expire at various dates beginning in 2035 if not utilized and may be subject to annual limitations of usage, as promulgated by the Internal Revenue Service, due to ownership changes that may have occurred in the past. As of December 31, 2021, the Company had state research and development credit carryforwards of $2.9 million. The state credits can be carried forward indefinitely.
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
Deferred Tax Valuation Allowance
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Management has determined that there is sufficient positive evidence that a valuation allowance against deferred tax assets is not required as of December 31, 2021 and 2020, except for state research credit carryforwards, starting in 2020, for which realization is not deemed more likely than not given the Company expects to generate more credits in future than can be utilized against projected taxable income.
The Company has not historically provided for U.S. deferred taxes on the cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. However, under the 2017 Tax Act the Company was deemed to have repatriated the cumulative earnings of its non-U.S. affiliates and the U.S. liability associated with those cumulative earnings has been reflected in the current federal tax provision. In addition, the Tax Act has enacted tax provisions that will subject all foreign earnings to U.S. taxation. The Company will continue to maintain its policy of indefinite reinvestment to the extent that the repatriation of foreign earnings are restricted by local laws, accounting rules, substantial incremental costs associated with repatriating the foreign earnings, or other business requirements.
Uncertain Tax Positions
The activity related to the unrecognized income tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized income tax benefits — beginning balance	$3,208	$2,369	$2,210
Increases related to tax positions taken during the current year	649	951	541
Decreases related to tax positions taken during prior years	(1,493)	(112)	(382)
Increases related to tax positions taken during the prior years	—	—	—
Gross unrecognized income tax benefits — ending balance	$2,364	$3,208	$2,369
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2021 and 2020, the Company had approximately $0.1 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions.
All of the $2.4 million of unrecognized income tax benefits would, if recognized, impact the effective tax rate in the period in which each of the benefits is recognized.
The Company files U.S., state and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2013 and thereafter. The Company is currently under audit by the IRS for the U.S. 2019 federal tax return. There are currently no income tax audits involving any U.S. states or foreign tax jurisdictions.
Note 13 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$139,049	$96,886	$77,314
EMEA	62,531	34,156	23,642
APAC	20,910	15,087	10,988
Rest of the world	4,418	2,619	1,927
Total	$226,908	$148,748	$113,871

The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$42,059	$24,580
Rest of the world	8,081	5,464
Total	$50,140	$30,044
Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made no matching contribution to the 401(k) Plan for the year ended December 31, 2021 and December 31, 2020.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte and Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and our board of directors. A copy of this code, “Code of Business Conduct and Ethics,” is available on our website at
https://investors.pubmatic.com under the section titled “Governance.” Any amendments or waivers of our Code of Business Conduct and Ethics pertaining to one of our executive officers or a member of our board of directors will be disclosed on the website address and location specified above.
The other information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
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
(3) Exhibits
The exhibits required to be filed as part of this report are:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	001-39748	3.1	3/26/2021

3.2	Restated Bylaws.	10-K	001-39748	3.2	3/26/2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-250077	4.1	11/30/2020

4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated October 1, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-250077	4.2	11/13/2020

4.3	Description of the Registrant’s Securities.	10-K	001-39748	4.3	3/26/2021

10.1*	Form of Indemnification Agreement.	S-1	333-250077	10.1	11/13/2020

10.2*	2006 Stock Option Plan, as amended.	S-1	333-250077	10.2	11/13/2020

10.3*	2017 Equity Incentive Plan, as amended.	S-1	333-250077	10.4	11/13/2020

10.4*	2020 Equity Incentive Plan.	S-1/A	333-250077	10.5	11/30/2020

10.5*	2019 Executive Bonus Plan.	S-1	333-250077	10.3	11/13/2020

10.6*	2020 Executive Bonus Plan.	10-K	001-39748	10.4	3/26/2021

10.7*†	2021 Executive Bonus Plan.	8-K	001-39748	10.6	03/25/2020

10.8*	2022 Executive Bonus Plan.					X

10.9*	2020 Employee Stock Purchase Plan, and form of subscription agreement.	S-1/A	333-250077	10.6	11/30/2020

10.10*	Executive Deferred Compensation Plan.	8-K	001-39748	10.7	03/25/2021

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11*	Amended and Restated Employment Agreement, effective as of December 18, 2017, by and between the Registrant and Rajeev K. Goel.	S-1/A	333-250077	10.7	11/30/2020

10.12*	Offer Letter, effective as of October 1, 2016, by and between the Registrant and Amar K. Goel, as amended.	S-1/A	333-250077	10.8	11/30/2020

10.13*	Employment Agreement, effective as of November 7,2011, by and between the Registrant and Steven Pantelick, as amended.	S-1/A	333-250077	10.9	11/30/2020

10.14*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Rajeev K. Goel.	8-K	001-39748	10.2	03/25/2021

10.15*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Amar K. Goel.	8-K	001-39748	10.3	03/25/2021

10.16*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Steven Pantelick.	8-K	001-39748	10.4	03/25/2021

10.17*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Jeffrey Hirsch.	8-K	001-39748	10.5	3/25/2021

10.18*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Mukul Kumar.					X

10.19	Third Amended and Restated Loan and Security Agreement, dated November 7, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	333-250077	10.13	11/13/2020

10.20	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated March 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	03/25/2021

10.21	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated April 6, 2021, by and between the Company and Silicon Valley Bank.	8-K	001-39748	10.1	4/9/2021

10.22	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated June 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	6/8/2021

10.23†	Google Exchange Integration Agreement, dated May 14, 2018, by and between the Registrant and Google Inc, as amended.	S-1	333-250077	10.14	11/13/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24†	PubMatic Demand Partner Agreement, dated November 5, 2011, by and between the Registrant and The Trade Desk, Inc., as amended.	S-1	333-250077	10.15	11/13/2020

10.25†	Yahoo Ad Exchange Agreement - Media Buyer, effective as of December 16, 2015, by and between the Registrant and Yahoo! Inc.	S-1	333-250077	10.16	11/13/2020

10.26†	Sublease Agreement, dated as of October 20, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.1	11/10/2021

10.27	First Amendment to Sublease Agreement, dated as of November 8, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.2	11/10/2021

10.28	Office Lease Agreement, dated August 22, 2014, by and between the Registrant and BRE/NYT L.L.C.	S-1	333-250077	10.18	11/13/2020

10.29	Leave and License Agreement, dated February 23, 2018, by and between Pubmatic India Private Limited and His Holiness Dr. Syedna Taher Saifuddin Memorial Foundation.	S-1	333-250077	10.19	11/13/2020

10.30*	Form of Tier 1 Retention Agreement.	S-1/A	333-250077	10.20	11/30/2020

10.31*	Form of Tier 2 Retention Agreement.	S-1/A	333-250077	10.21	11/30/2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Dated: February 28, 2022

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

Signature	Title	Date

/s/ Rajeev K. Goel	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Rajeev K. Goel

/s/ Steven Pantelick	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Steven Pantelick

/s/ Michael van der Zweep	Controller (Principal Accounting Officer)	February 28, 2022
Michael van der Zweep

/s/ Cathleen Black	Director	February 28, 2022
Cathleen Black

/s/ W. Eric Carlborg	Director	February 28, 2022
W. Eric Carlborg

/s/ Susan Daimler	Director	February 28, 2022
Susan Daimler

/s/ Amar K. Goel	Director	February 28, 2022
Amar K. Goel