Form 10-Q
period 2022-03-31
PubMatic, Inc.
filed 2022-05-09
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2022, the registrant had 42,178,200 shares of Class A common stock outstanding and 9,875,297 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$74,467	$82,505
Marketable securities	100,258	77,121
Accounts receivable - net	218,359	286,916
Prepaid expenses and other current assets	11,790	14,207
Total Current Assets	404,874	460,749
Property, equipment and software - net	46,790	50,140
Operating lease right-of-use assets	24,973	21,613
Goodwill	6,250	6,250
Deferred income tax asset	2,155	515
Other assets, non-current	12,567	10,948
TOTAL ASSETS	$497,609	$550,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$186,012	$244,321
Accrued liabilities	10,676	18,780
Operating lease liabilities, current	3,869	3,864
Total Current Liabilities	200,557	266,965
Operating lease liabilities, non-current	21,293	17,842
Deferred tax liability	6,067	6,067
Other liabilities, non-current	1,986	2,161
TOTAL LIABILITIES	229,903	293,035
Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; No shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of March 31, 2022 and December 31, 2021; 41,014,591 and 40,695,140 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 1,000,000,000 Class B shares authorized as of March 31, 2022 and December 31, 2021; 10,996,149 and 11,159,609 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	6	6
Treasury stock, at cost - 3,140,437 as of March 31, 2022 and December 31, 2021, respectively.	(11,486)	(11,486)
Additional paid-in capital	175,351	169,401
Accumulated other comprehensive loss	(239)	(36)
Retained earnings	104,074	99,295
TOTAL STOCKHOLDERS’ EQUITY	267,706	257,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$497,609	$550,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$54,552	$43,608
Cost of revenue	17,992	12,300
Gross profit	36,560	31,308
Operating expenses:
Technology and development	4,773	3,738
Sales and marketing	16,456	12,789
General and administration	10,750	8,139
Total operating expenses	31,979	24,666
Operating income	4,581	6,642
Total other income (expense), net	1,601	199
Income before income taxes	6,182	6,841
Provision for income taxes	1,403	1,923
Net income	$4,779	$4,918
Net income per share attributable to common stockholders:
Basic	$0.09	$0.10
Diluted	$0.08	$0.09

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	51,910,572	49,109,237
Diluted	56,888,179	56,784,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$4,779	$4,918
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(203)	(1)
Comprehensive income	$4,576	$4,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	51,854,749	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	130,958	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25,033	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance — March 31, 2022	52,010,740	$6	$(11,486)	$175,351	$(239)	$104,074	$267,706

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation	—	—	—	3,318	—	—	3,318
Exercise of stock options	278,412	—	—	451	—	—	451
Repurchase of treasury stock, at cost	(693)	—	(27)	—	—	—	(27)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	4,918	4,918
Balance — March 31, 2021	49,265,861	$6	$(11,461)	$147,932	$—	$47,609	$184,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,779	$4,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,183	4,550
Unrealized gain on equity investment	(1,373)	—
Stock-based compensation	5,136	3,165
Deferred income taxes	(1,645)	280
Accretion of discount on marketable securities	23	(13)
Non-cash operating lease expense	1,272	433
Other	54	2
Changes in operating assets and liabilities:
Accounts receivable	68,557	46,440
Prepaid expenses and other current assets	2,054	(1,241)
Accounts payable	(58,588)	(40,912)
Accrued expenses	(6,822)	(4,284)
Operating lease liabilities	(1,177)	(522)
Other liabilities, non-current	(139)	(129)
Net cash provided by operating activities	19,314	12,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148)	(262)
Capitalized software development costs	(4,235)	(3,018)
Purchases of marketable securities	(39,422)	(23,168)
Proceeds from maturities of marketable securities	16,000	9,600
Net cash used in investing activities	(27,805)	(16,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	481	451
Principal payments on finance lease obligations	(28)	—
Payments for offering costs	—	(805)
Payments to acquire treasury stock	—	(27)
Net cash provided by (used in) financing activities	453	(381)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,038)	(4,542)
CASH AND CASH EQUIVALENTS - Beginning of period	82,505	81,188
CASH AND CASH EQUIVALENTS - End of period	$74,467	$76,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$323	$192
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$333	$153
Property and equipment included in accounts payable and accrued expenses	$334	$946
Capitalized software costs included in accounts payable and accrued expenses	$516	$270
Operating lease right-of-use assets obtained in exchange for new lease obligations	$4,632	$3,180
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
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2022, for example, refer to the fiscal year ended December 31, 2022.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022 (the “Annual Report”).
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.

Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2022 and 2021, one publisher represented 14% and 20%, respectively, of the Company’s revenue. As of March 31, 2022, two buyers accounted for 29% and 20%, respectively, of accounts receivable. As of December 31, 2021, two buyers accounted for 29% and 19%, respectively, of accounts receivable.
Adoption of ASC 842
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic ASC 842) which, along with other ASU's containing minor amendments and technical corrections, provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within US GAAP. Topic 842 supersedes the legacy ASC Topic 840 accounting guidance and is intended to increase transparency and comparability among organizations by recognizing right-of-use (ROU) lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy GAAP.
The effect of adopting Topic 842 resulted in the recognition of operating ROU assets and corresponding lease liabilities on the Company’s consolidated balance sheet. The Company adopted Topic 842 in the fourth quarter of our fiscal 2021 reflecting an initial application date of January 1, 2021 using the modified retrospective transition approach under which the adoption date of ASC 842 became the application date, with the comparative periods presented and disclosed under the ASC 840 requirements.
Interim financial data for the comparable prior-year quarter ended March 31, 2021 has been revised to reflect the adoption of Topic 842 and differs from what was disclosed in the prior year Form 10-Q filed on May 14, 2021. The standard did not affect the Company’s consolidated statements of operations, comprehensive income, and stockholders’ equity for the three months ended March 31, 2021. Though net cash provided by operating, investing, and financing activities were unchanged, the standard did affect certain operating cash flow line items within the Company’s consolidated statements of cash flows for the three months ended March 31, 2021.
Select condensed consolidated cash flow items, which reflects the adoption of the new standard as reported for the three months ended March 31, 2021, are as follows (in thousands):

	Three Months Ended March 31,
		Balances without adoption of Topic 842	Effect of Change
	As reported	(As previously reported in the prior year 10-Q)	Higher (Lower)
Non-cash operating lease expense	$433	$—	$433
Operating lease liabilities	$(522)	$—	$(522)
Accrued expenses	$(4,284)	$(4,373)	$89
Net cash provided by operating activities	$12,687	$12,687	$—

Note 3 – Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$53,874	$—	$—	$53,874
Certificates of deposit	—	4,605	—	4,605
Cash equivalents	53,874	4,605	—	58,479
Commercial paper	—	55,283	—	55,283
U.S. Treasury and government debt securities	—	44,975	—	44,975
Marketable securities	—	100,258	—	100,258
Equity investment	7,320	—	—	7,320
Non-current assets	7,320	—	—	7,320
Total Financial Assets	$61,194	$104,863	$—	$166,057

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$65,311	$—	$—	$65,311
Certificates of deposit	—	5,942	—	5,942
Cash equivalents	65,311	5,942	—	71,253
Commercial paper	—	50,954	—	50,954
U.S. Treasury and government debt securities	—	26,167	—	26,167
Marketable securities	—	77,121	—	77,121
Equity investment	5,948	—	—	5,948
Non-current assets	5,948	—	—	5,948
Total Financial Assets	$71,259	$83,063	$—	$154,322

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

Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Commercial paper	$55,282	$—	$55,282
U.S. Treasury and government debt securities	45,215	(239)	44,976
Total	$100,497	$(239)	$100,258

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Fair Value
Commercial paper	$50,954	$—	$50,954
U.S. Treasury and government debt securities	26,203	(36)	26,167
Total	$77,157	$(36)	$77,121

The remaining contractual maturity of all marketable securities was within one year as of March 31, 2022 and December 31, 2021. Realized gains and losses were inconsequential for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Internal-use software	$33,857	$30,581
Network hardware, computer equipment and software	92,935	92,561
Leasehold improvements	2,508	2,426
Furniture and fixtures	1,448	1,448
Property, equipment and software, gross	130,748	127,016
Less: accumulated depreciation and amortization	(83,958)	(76,876)
Total property, equipment and software, net	$46,790	$50,140

Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $5.0 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

The Company capitalized $3.3 million and $2.1 million in software development costs during the three months ended March 31, 2022 and 2021, respectively. Amortization expense of internal use software was $2.2 million and $1.6 million during the three months ended March 31, 2022 and 2021, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2022 and 2021, respectively.
Accounts Payable
Accounts payable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Payable to publishers	$177,032	$235,440
Trade payables	8,980	8,881
Total accounts payable	$186,012	$244,321

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$7,595	$17,271
Accrued and other current liabilities	3,081	1,509
Total accrued expenses	$10,676	$18,780

Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB"). The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. As of March 31, 2022, the applicable interest rate under the revolving line of credit was 3.50%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. The maturity date of the revolving line of credit is June 6, 2024. As of March 31, 2022, there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 7) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of March 31, 2022.

Note 6 – Leases
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. The components of lease cost are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,393	$455
Finance lease cost - amortization of right-of-use assets	43	—
Finance lease cost - interest on lease liabilities	5	—
Total lease cost	$1,441	$455
No sublease income was recognized for the three months ended March 31, 2022 and 2021. Short-term and variable lease expenses are not material to the Company’s condensed financial statements.
As of March 31, 2022, a weighted average discount rate of 3.13% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheet. The weighted average remaining lease term of operating and finance leases is 5.7 and 6.0 years, respectively, as of March 31, 2022.
As of March 31, 2022, the maturities of lease liabilities under operating and finance leases were as follows:

	Operating leases	Finance leases	Total
2022 (Remaining 9 months)	$3,611	$104	$3,715
2023	4,505	140	4,645
2024	4,555	145	4,700
2025	4,750	149	4,899
2026	5,108	153	5,261
Thereafter	4,993	199	5,192
Total minimum lease payments	$27,522	$890	$28,412
Less: imputed interest	(2,360)	(58)	(2,418)
Total present value of lease liabilities	$25,162	$832	$25,994

Note 7 – Commitments and Contingencies
Contractual Obligations
In the normal course of business, we enter into contractual obligations with various parties, primarily relate to minimum contractual payments due to data center providers. As of March 31, 2022, our outstanding contractual obligations with a term of 12 months or longer consist of the following (in thousands):

Contractual Obligations
2022 (for remaining 9 months)	$10,000
2023	17,338
2024	7,887
2025	137
Total future minimum commitments, net	$35,362
Letters of Credit
As of March 31, 2022, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, 0.7 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028, June 2022 and April 2025, respectively. As of December 31, 2021, the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $3.5 million and $0.7 million, with annual automatic renewal and final expiration dates in July 2028 and June 2022, respectively.
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

Note 8 – Stockholders’ Equity and Stock Option Plans
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of March 31, 2022, the Company has reserved 7,515,001 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
A summary of stock option activity under the Company’s equity incentive plan and related information is as follows:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	6,542,351	$6.08	6.95	$184,727
Options granted	417,016	26.64
Options exercised	(130,958)	3.68
Options canceled/expired	(4,169)	5.74
Outstanding — March 31, 2022	6,824,240	$7.39	6.91	$135,005

Vested and exercisable — March 31, 2022	4,513,131	$3.94	6.06	$102,130

As of March 31, 2022, unrecognized stock-based compensation of $20.9 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.78 years.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2021	483,302	$35.23
Granted	1,060,425	28.43
Vested	(25,033)	37.29
Canceled/Forfeited	(8,838)	33.53
Unvested — March 31, 2022	1,509,856	$30.43
As of March 31, 2022, unrecognized stock-based compensation of $42.9 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.58 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.

The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2022, the Company has reserved 713,475 shares of its common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, beginning December 9, 2020 through May 31, 2022 with the purchase date on the last day of each purchase period. As of March 31, 2022, $2.0 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the three months ended March 31, 2022, there were no shares of our Class A common stock purchased under the ESPP.
As of March 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of 0.17 years.
Stock-Based Compensation
The total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$278	$168
Technology and development	877	481
Sales and marketing	1,907	1,161
General and administrative	2,074	1,355
Total stock-based compensation	5,136	3,165
Tax benefit from stock-based compensation	(831)	(251)
Total stock-based compensation, net of tax effect	$4,305	$2,914

Note 9 – Net Income Per Share Attributable to Common Stockholders
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights. The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common stockholders - basic	$4,779	$4,918
Denominator:
Weighted average common shares outstanding – basic	51,910,572	49,109,237
Net income per share attributable to common stockholders – basic:	$0.09	$0.10
Numerator:
Net income attributable to common stockholders - diluted	$4,779	$4,918
Denominator:
Weighted average shares outstanding – basic	51,910,572	49,109,237
Options to purchase common stock	4,926,804	7,675,321
Restricted stock	4,348	—
Employee stock purchase plan shares	46,455	—
Weighted average shares outstanding – diluted	56,888,179	56,784,558
Net income per share attributable to common stockholders – diluted	$0.08	$0.09
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	913,742	446,845
Unvested restricted stock units	653,061	—
ESPP	21,566	—
Total excludable from net income per share attributable to common stockholders – diluted	1,588,369	446,845

Note 10 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $1.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
The effective income tax rate was 23% and 28% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate in the quarter ended March 31, 2022 includes a benefit of 5% primarily related to an incremental foreign derived intangible income (FDII) benefit partially offset by global intangible low-taxed income (GILTI) and other effects created by the capitalization and amortization of R&D expenses for tax purposes starting on January 1, 2022, which was primarily due to a change in Section 174 of the Tax Cuts and Jobs Act of 2017.
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

Note 11 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$32,768	$27,408
EMEA	14,641	11,309
APAC	6,121	4,194
Rest of the world	1,022	697
Total	$54,552	$43,608
The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$39,676	$42,059
Rest of the world	7,114	8,081
Total	$46,790	$50,140

Note 12 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.4 million in matching contribution to the 401(k) Plan for the three months ended March 31, 2022 and no matching contribution for the three months ended March 31, 2021.

Note 13 – Subsequent Events
In April 2022, the Company entered into a new agreement to sublease approximately 30,216 square feet of office space located in New York, New York. The Company will use the space to support its general and administrative functions, sales and marketing, technology and development, engineering and customer support.
Pursuant to the sublease agreement, the term of the Sublease Agreement will commence on the date of the landlord’s execution of a consent to the Sublease Agreement and will terminate on January 31, 2025. The annual lease payments during the first year are approximately $1.6 million, escalating 2.5% annually thereafter. Rent expense will be recorded on a straight-line basis over the sublease term.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
In March 2022, our platform efficiently processed approximately 383 billion ad impressions daily, each in a fraction of a second. As of March 31, 2022, we served approximately 1,490 publishers and app developers representing over 83,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 140% for the trailing twelve months ended March 31, 2022 and 130% for the trailing twelve months ended March 31, 2021.
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
In the first quarter of 2022, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 67% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
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
The table below summarizes the financial highlights of our business:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$54,552	$43,608
Operating income	$4,581	$6,642
Net income	$4,779	$4,918
Adjusted EBITDA(1)	$17,006	$14,494
Net cash provided by operating activities	$19,314	$12,687
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure”

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 32.6 trillion and 18.5 trillion for the three months ended March 31, 2022 and 2021, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 460 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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

Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 140% for the trailing twelve months ended March 31, 2022 and 130% for the trailing twelve months ended March 31, 2021. Our growth in the period ended March 31, 2022 and 2021 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
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
The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income	$4,779	$4,918
Add back (deduct):
Stock-based compensation	5,136	3,165
Depreciation and amortization	7,183	4,550
Unrealized gain on equity investment	(1,373)	—
Interest income	(122)	(62)
Provision for income taxes	1,403	1,923
Adjusted EBITDA	$17,006	$14,494

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$54,552	$43,608
Cost of revenue(1)	17,992	12,300
Gross profit	36,560	31,308
Operating expenses(1):
Technology and development	4,773	3,738
Sales and marketing	16,456	12,789
General and administrative	10,750	8,139
Total operating expenses	31,979	24,666
Operating income	4,581	6,642
Total other income (expense), net	1,601	199
Income before income taxes	6,182	6,841
Provision for income taxes	1,403	1,923
Net income	$4,779	$4,918

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$278	$168
Technology and development	877	481
Sales and marketing	1,907	1,161
General and administrative	2,074	1,355
Total stock-based compensation expense	$5,136	$3,165

	Three Months Ended March 31,
	2022	2021
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	33	28
Gross profit	67	72
Operating expenses:
Technology and development	9	9
Sales and marketing	30	29
General and administrative	20	19
Total operating expenses	59	57
Operating income	8	15
Total other income (expense), net	3	—
Income before income taxes	11	15
Provision for income taxes	3	4
Net income	8%	11%

Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$54,552	$43,608	$10,944	25%
Cost of revenue	17,992	12,300	5,692	46%
Gross profit	$36,560	$31,308	$5,252	17%
Gross profit margin	67%	72%

Revenue for the three months ended March 31, 2022 increased by $10.9 million, or 25%, compared to the three months ended March 31, 2021. The growth in these periods was driven by increased impressions processed on our platform from both existing and new publishers.
As of March 31, 2022, we served approximately 1,490 publishers and app developers worldwide on our platform, which represented over 60,000 domains and 23,000 apps in total, compared to approximately 1,250 publishers and app developers worldwide, which represented approximately 60,000 domains and 28,000 apps in total as of March 31, 2021. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow in 2022 with mobile and omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth drivers.
Cost of revenue increased $5.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $2.5 million increase in depreciation of data center equipment and amortization of internal use software, a $1.9 million increase in data centers costs, a $0.8 million increase in support and maintenance costs, and a $0.4 million increase in personnel costs as headcount increased by 16%, and higher stock-based compensation costs. Overall, our cost of revenue per impression processed for the three months ended March 31, 2022 decreased by approximately 17% compared to the three months ended March 31, 2021.
Our gross margin of 67% for the three months ended March 31, 2022 decreased compared to 72% for the three months ended March 31, 2021 due to timing of infrastructure investments and seasonal ad spend.
We expect the cost of revenue to be higher in 2022 compared to 2021 in absolute dollars as we continue to expand our capacity to process impressions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.
Technology and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Technology and development	$4,773	$3,738	$1,035	28%
Percent of revenue	9%	9%
The increase in technology and development costs for the three months ended March 31, 2022 was primarily due to an increase of $2.1 million in personnel costs partially offset by $1.2 million related to the capitalization of internal use software.
We expect technology and development expenses to continue to increase in 2022 compared to 2021 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$16,456	$12,789	$3,667	29%
Percent of revenue	30%	29%
Sales and marketing costs for the three months ended March 31, 2022 increased primarily due to a $2.8 million increase in personnel costs as headcount increased by 14% and higher stock-based compensation, a $0.6 million increase in facilities costs, mainly due to new office space, and a $0.2 million increase in marketing expenses.
We expect sales and marketing expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to additional headcount investment and marketing programs.

General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$10,750	$8,139	$2,611	32%
Percent of revenue	20%	19%
General and administrative expense increased for the three months ended March 31, 2022 primarily due to a $1.8 million increase in personnel costs associated with a 27% increase in headcount and higher stock-based compensation costs, a $0.4 million increase in facilities costs, mainly due to new office space, and a $0.3 million increase in professional services composed primarily of recruiting expenses.
We expect general and administrative expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to the additional headcount and increased costs associated with being a public company.
Total Other Income (Expense), net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$1,601	$199	$1,402	705%
Total other income (expense), net increased for the three months ended March 31, 2022 compared to the prior year period, as a result of unrealized gains related to our equity investment and due to currency fluctuations.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,403	$1,923	$(520)	(27)%
The difference between the effective tax rate for the three months ended March 31, 2022 of 23% and the federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where the Company operates, partially offset by deductions for equity awards and for foreign-sourced revenue, changes in tax reserves, and tax benefit for federal and state research credits. The effective income tax rate was 28% for the three months ended March 31, 2021 primarily due nondeductible stock-based compensation and foreign rate differential partially offset by federal and state research credits.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $174.7 million and net working capital, consisting of current assets less current liabilities, of $204.3 million. As of March 31, 2022, we had retained earnings of $104.1 million.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic+ and its impact on buyers and sellers and those set forth under

“Risk Factors.” As of March 31, 2022, our material cash requirements included the contractual commitments set forth under “—Contractual Obligations and Future Cash Requirements.”
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
As of March 31, 2022, the amount we can borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion is charged and is payable in arrears. As of March 31, 2022, the applicable interest rate under the Loan Agreement was 3.50%. In June 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of March 31, 2022, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of (a) our unrestricted cash and cash equivalents at SVB, plus net billed accounts receivable to (b) our total accounts payable plus all loans outstanding and outstanding letters of credit with SVB. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of March 31, 2022.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31, 2021
	2022	2021
	(in thousands)
Net cash provided by operating activities	$19,314	$12,687
Net cash used in investing activities	(27,805)	(16,848)
Net cash provided by (used in) financing activities	453	(381)
Net decrease in cash and cash equivalents	$(8,038)	$(4,542)
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
For the three months ended March 31, 2022, net cash provided by operating activities of $19.3 million resulted primarily from net income of $4.8 million, adjustments for non-cash expenses of $10.7 million, including $7.2 million for depreciation and amortization and $5.1 million for stock-based compensation, and a decrease in accounts receivable of $68.6 million, partially offset by an increase in accounts payable of $58.6 million.
For the three months ended March 31, 2021, net cash provided by operating activities of $12.7 million resulted primarily from net income of $4.9 million, adjustments for non-cash expenses of $8.4 million, including $4.6 million for depreciation and amortization and $3.2 million for stock-based compensation, and a decrease in accounts receivable of $46.4 million, partially offset by a decrease in accounts payable of $40.9 million.
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
For the three months ended March 31, 2022, we used $27.8 million of cash in investing activities, $4.2 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $23.4 million.
For the three months ended March 31, 2021, we used $16.8 million of cash in investing activities, $3.0 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $13.6 million.
Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities of $0.5 million was primarily due to proceeds from exercise of stock options.
For the three months ended March 31, 2021, net cash provided by financing activities of $0.4 million primarily due to the payment of offering costs from our IPO in the amount $0.8 million, offset by proceeds from exercise of stock options of $0.5 million.

Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at March 31, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease liabilities(1)	$27,522	$3,611	$9,060	$9,858	$4,993
Finance lease liabilities	890	104	285	302	199
Other contractual obligations(2)	35,362	10,000	25,225	137	—
Total	$63,774	$13,715	$34,570	$10,297	$5,192

______________
(1)This amount does not include the new sublease agreement of office space located in New York, New York entered in April 2022.
(2)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of March 31, 2022, we had $1.7 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Off-Balance Sheet Arrangements
Through March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as internal use software development costs, fair values of stock-based awards, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $74.5 million and marketable securities of $100.3 million as of March 31, 2022, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2022. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.4 million in our operating income for the three months ended March 31, 2022. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.3 million in our operating income for the three months ended March 31, 2022.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. For example, due to the COVID-19 pandemic and the recession in the United States and global economy in the second quarter of 2020, advertising demand on our platform decreased and did not recover to pre-COVID-19 levels for two months. In addition, the conflict in Ukraine could cause unpredictable economic effects in Europe, including potentially softening general consumer demand. Various macroeconomic factors could cause advertisers to reduce their advertising budgets, including adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America, Europe, and Asia, where we do most of our business; instability in political or market conditions generally; and any changes in tax treatment of advertising expenses and the deductibility thereof. Reductions in overall advertising spending as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the three months ended March 31, 2022 and 2021, 14% and 20%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.
A limited number of large DSPs – The Trade Desk and Google DV360, in particular – account for a significant portion of the ad impressions purchased on our platform. We expect to depend upon these DSPs for a large percentage of impressions purchased for the foreseeable future. We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable price, or at all. Any disruptions in our relationships with DSPs, agencies or advertisers could adversely affect our business, results of operations, and financial condition. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition.
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
We operate in an evolving industry with ever-changing customer needs, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects.Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. Although we have experienced substantial revenue growth, we may not be able to sustain this growth rate, current revenue levels or profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
•changes in demand and pricing for ad impressions sold on our platform;
•changes in our access to valuable ad impressions from publishers;
•developing, maintaining, and expanding relationships with publishers, DSPs, agencies, and advertisers;
•seasonality in our business;
•innovating and developing new solutions that are adopted by and meet the needs of publishers, DSPs, agencies, and advertisers;

•competing against companies with a larger customer base or greater financial or technical resources;
•changes in the structure of the buying and selling of ad impressions;
•changes in the pricing policies of publishers and competitors;
•responding to evolving industry standards and government regulations that impact our business, particularly in the areas of data protection and consumer privacy;
•changes in demand as a result of changes in the macroeconomic environment, as a result of inflation, high interest rates, or otherwise;
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
•economic and political instability in some countries, including as a result of the conflict in Ukraine; and
•compliance with the laws of numerous taxing jurisdictions.
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
Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as acts of war and terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. We have one office and one data center facility located in California, a state known for seismic activity. Significant portions of our development and advertising operations work is located in Pune, India, which is susceptible to earthquakes and flooding. In addition, economic or political instability caused by the conflict in Ukraine, or international responses thereto, could adversely affect our business, results of operations, and financial condition. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New York, Virginia, or Pune, India. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could adversely affect our business, results of operations, and financial condition.
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
We may also need to restructure our data export practices as a result of Brexit. European Union law may cease to apply to the United Kingdom. This means that data may not be able to flow freely between the European Union and the United Kingdom, and our United Kingdom subsidiaries may need to enter into SCCs and adopt “supplementary measures” both with customers and other group entities or enter into New SCCs, in order to ensure the continuing flow of data to and from the United Kingdom subsidiary. We would likely need to restructure our transfers of European data via another European subsidiary and have such entity enter into the SCCs or New SCCs with other group entities and implement “supplementary measures” to ensure the continuing flow of data from the

European Union to the United States. In the event that use of the SCCs or New SCCs is subsequently invalidated as a solution for data transfers to the United States, or there are additional changes to the data protection regime in the European Union resulting in any inability to transfer personal data from the European Union to the United States in compliance with data protection laws, European customers may be more inclined to work with businesses that do not rely on such compliance mechanisms to ensure legal and regulatory compliance, such as EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues. Such changes could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.
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
We operate in an industry with extensive intellectual property litigation. There is a risk that our business, platform, and services may infringe or be alleged to infringe the trademarks, copyrights, patents, and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We could be subject to third parties claims if our publishers or buyers do not have sufficient rights to the content, technology, data, or other material associated with an ad impression that they provide, or if it infringes or is alleged to infringe the intellectual property rights of such parties.We may also face allegations that our employees have misappropriated or divulged the intellectual property of their former employers or other third parties. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, the claims are time consuming, divert management attention and financial resources and are costly to evaluate and defend. Some of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Results of these litigation matters are difficult to predict and may require us to stop offering some features, purchase licenses, which may not be available on favorable terms or at all, or modify our technology or our platform while we develop non-infringing substitutes, or incur significant settlement costs. Any of these events could adversely affect our business, results of operations, and financial condition.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. Because we are no longer an “emerging growth company” as of December 31, 2021, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which requires increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead us to restate our financial statements, which could cause investors to lose confidence in our reported financial information, have a negative effect on the trading price of our common stock, and result in additional costs to remediate such material weaknesses. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
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
As of March 31, 2022, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement restricts our ability, without SVB’s written consent, to, among other things: dispose of or sell our assets; make material changes in our business or management; consolidate or merge with other entities; incur additional indebtedness; create liens on our assets; pay dividends; make investments; enter into transactions with affiliates; and pay off or redeem subordinated indebtedness. In addition, our loan and security agreement with SVB contains covenants requiring us to comply with minimum monthly liquidity requirements. The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the loan and security agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of April 11, 2022, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 65% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
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
Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
• a provision that our board of directors will be classified into three classes of directors with staggered three-year terms at such time as the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock, which could delay the ability of stockholders to change the membership of our board;
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
Dated: May 9, 2022

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)