Form 10-Q
period 2022-06-30
PubMatic, Inc.
filed 2022-08-09
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 42,675,776 shares of Class A common stock outstanding and 9,706,641 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$51,894	$82,505
Marketable securities	131,097	77,121
Accounts receivable - net	263,974	286,916
Prepaid expenses and other current assets	13,110	14,207
Total Current Assets	460,075	460,749
Property, equipment and software - net	64,104	50,140
Operating lease right-of-use assets	27,482	21,613
Goodwill	6,250	6,250
Deferred income tax asset	2,906	515
Other assets, non-current	9,414	10,948
TOTAL ASSETS	$570,231	$550,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$237,406	$244,321
Accrued liabilities	12,509	18,780
Operating lease liabilities, current	5,512	3,864
Total Current Liabilities	255,427	266,965
Operating lease liabilities, non-current	22,642	17,842
Deferred tax liability	6,067	6,067
Other liabilities, non-current	2,179	2,161
TOTAL LIABILITIES	286,315	293,035
Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; No shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of June 30, 2022 and December 31, 2021; 42,599,407 and 40,695,140 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 1,000,000,000 Class B shares authorized as of June 30, 2022 and December 31, 2021; 9,738,941 and 11,159,609 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	6	6
Treasury stock, at cost - 3,140,437 as of June 30, 2022 and December 31, 2021	(11,486)	(11,486)
Additional paid-in capital	183,890	169,401
Accumulated other comprehensive loss	(387)	(36)
Retained earnings	111,893	99,295
TOTAL STOCKHOLDERS’ EQUITY	283,916	257,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$570,231	$550,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$63,032	$49,658	$117,584	$93,266
Cost of revenue	18,974	13,088	36,966	25,388
Gross profit	44,058	36,570	80,618	67,878
Operating expenses:
Technology and development	5,075	3,860	9,847	7,599
Sales and marketing	18,212	13,997	34,667	26,786
General and administration	10,977	8,580	21,727	16,719
Total operating expenses	34,264	26,437	66,241	51,104
Operating income	9,794	10,133	14,377	16,774
Total other income (expense), net	(48)	(239)	1,551	(39)
Income before income taxes	9,746	9,894	15,928	16,735
Provision for (benefit from) income taxes	1,927	(27)	3,330	1,896
Net income	$7,819	$9,921	$12,598	$14,839
Net income per share attributable to common stockholders:
Basic	$0.15	$0.20	$0.24	$0.30
Diluted	$0.14	$0.18	$0.22	$0.26

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	52,154,616	49,578,536	52,033,268	49,345,202
Diluted	56,847,306	56,428,211	56,868,417	56,607,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$7,819	$9,921	$12,598	$14,839
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(148)	—	(351)	(1)
Comprehensive income	$7,671	$9,921	$12,247	$14,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	51,854,749	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	130,958	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25,033	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance — March 31, 2022	52,010,740	6	(11,486)	175,351	(239)	104,074	267,706
Stock-based compensation	—	—	—	5,780	—	—	5,780
Exercise of stock options	96,276	—	—	357	—	—	357
Issuance of common stock related to employee stock purchase plan	141,709	—	—	2,402	—	—	2,402
Issuance of common stock related to RSU vesting	89,623	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	7,819	7,819
Balance — June 30, 2022	52,338,348	$6	$(11,486)	$183,890	$(387)	$111,893	$283,916

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation	—	—	—	3,318	—	—	3,318
Exercise of stock options	278,412	—	—	451	—	—	451
Repurchase of treasury stock, at cost	(693)	—	(27)	—	—	—	(27)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	4,918	4,918
Balance — March 31, 2021	49,265,861	6	(11,461)	147,932	—	47,609	184,086
Stock-based compensation	—	—	—	3,837	—	—	3,837
Exercise of stock options	800,426	—	—	1,627	—	—	1,627
Repurchase of treasury stock, at cost	(449)	—	(25)	—	—	—	(25)
Issuance of common stock related to employee stock purchase plan	155,015	—	—	2,635	—	—	2,635
Issuance of common stock related to RSU vesting	21,973	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—
Net income	—	—	—	—	—	9,921	9,921
Balance — June 30, 2021	50,242,826	$6	$(11,486)	$156,031	$—	$57,530	$202,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,598	$14,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,505	9,688
Unrealized gain on equity investment	(458)	—
Stock-based compensation	10,527	6,794
Deferred income taxes	(2,396)	1,258
Accretion of discount on marketable securities	(15)	(28)
Non-cash operating lease expense	2,998	915
Other	99	2
Changes in operating assets and liabilities:
Accounts receivable	22,942	24,083
Prepaid expenses and other current assets	547	(7,579)
Accounts payable	(13,698)	(15,125)
Accrued expenses	(5,565)	(146)
Operating lease liabilities	(2,385)	(1,044)
Other liabilities, non-current	83	106
Net cash provided by operating activities	39,782	33,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,384)	(11,808)
Capitalized software development costs	(6,777)	(4,828)
Purchases of marketable securities	(82,616)	(32,551)
Proceeds from maturities of marketable securities	28,200	21,000
Net cash used in investing activities	(73,577)	(28,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	2,402	2,635
Proceeds from exercise of stock options	838	2,078
Principal payments on finance lease obligations	(56)	—
Payments for offering costs	—	(805)
Payments to acquire treasury stock	—	(52)
Net cash provided by financing activities	3,184	3,856
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,611)	9,432
CASH AND CASH EQUIVALENTS - Beginning of period	82,505	81,188
CASH AND CASH EQUIVALENTS - End of period	$51,894	$90,620
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,842	$3,588
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$722	$361
Property and equipment included in accounts payable and accrued expenses	$6,837	$1,728
Capitalized software costs included in accounts payable and accrued expenses	$1,047	$705
Operating lease right-of-use assets obtained in exchange for new lease obligations	$8,867	$2,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to condensed consolidated financial statements
(Unaudited)
Note 1 - Organization and Description of Business
PubMatic, Inc. (together with its subsidiaries, “the Company” or “PubMatic”) was founded in 2006. The Company has offices in California, New York, Europe, Asia, and Australia. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertisers leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.

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
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 8 — “Stockholders’ Equity and Stock Option Plans.”
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended June 30, 2022 and 2021, one publisher represented 12% and 17%, respectively, and 13% and 18% for the six months ended June 30, 2022 and 2021, respectively, of the Company’s revenue. As of June 30, 2022, two buyers accounted for 32% and 16%, respectively, of accounts receivable. As of December 31, 2021, two buyers accounted for 29% and 19%, respectively, of accounts receivable.
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
Interim financial data for the comparable prior-year quarter ended June 30, 2021 has been revised to reflect the adoption of Topic 842 and differs from what was disclosed in the prior year Form 10-Q filed on August 11, 2021. The standard did not affect the Company’s consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2021. Though net cash provided by operating, investing, and financing activities were unchanged, the standard did affect certain operating cash flow line items within the Company’s consolidated statements of cash flows for the six months ended June 30, 2021.
Select condensed consolidated cash flow items, which reflects the adoption of the new standard as reported for the six months ended June 30, 2021, are as follows (in thousands):

	Six Months Ended June 30, 2021
		Balances without adoption of Topic 842	Effect of Change
	As reported	(As previously reported in the prior year 10-Q)	Higher (Lower)
Non-cash operating lease expense	$915	$—	$915
Operating lease liabilities	$(1,044)	$—	$(1,044)
Accrued expenses	$(146)	$(275)	$129
Net cash provided by operating activities	$33,763	$33,763	$—
Note 3 – Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$23,191	$—	$—	$23,191
Certificates of deposit	—	5,223	—	5,223
Cash equivalents	23,191	5,223	—	28,414
Commercial paper	—	71,337	—	71,337
U.S. Treasury and government debt securities	—	59,760	—	59,760
Marketable securities	—	131,097	—	131,097
Equity investment	6,405	—	—	6,405
Non-current assets	6,405	—	—	6,405
Total Financial Assets	$29,596	$136,320	$—	$165,916

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$65,311	$—	$—	$65,311
Certificates of deposit	—	5,942	—	5,942
Cash equivalents	65,311	5,942	—	71,253
Commercial paper	—	50,954	—	50,954
U.S. Treasury and government debt securities	—	26,167	—	26,167
Marketable securities	—	77,121	—	77,121
Equity investment	5,948	—	—	5,948
Non-current assets	5,948	—	—	5,948
Total Financial Assets	$71,259	$83,063	$—	$154,322

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
Note 4 – Balance Sheet Components
Marketable Securities
The following table summarizes the Company’s marketable securities by significant investment categories (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value
Commercial paper	$71,337	$—	$71,337
U.S. Treasury and government debt securities	60,147	(387)	59,760
Total	$131,484	$(387)	$131,097

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Fair Value
Commercial paper	$50,954	$—	$50,954
U.S. Treasury and government debt securities	26,203	(36)	26,167
Total	$77,157	$(36)	$77,121

The remaining contractual maturity of all marketable securities was within one year as of June 30, 2022 and December 31, 2021. Realized gains and losses were inconsequential for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Internal-use software	$37,329	$30,581
Network hardware, computer equipment and software	113,405	92,561
Leasehold improvements	2,748	2,426
Furniture and fixtures	1,024	1,448
Property, equipment and software, gross	154,506	127,016
Less: accumulated depreciation and amortization	(90,402)	(76,876)
Total property, equipment and software, net	$64,104	$50,140

Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $4.9 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $9.9 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Company capitalized $3.5 million and $2.5 million in software development costs during the three months ended June 30, 2022 and 2021, respectively, and $6.7 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense of internal use software was $2.4 million and $1.8 million during the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $3.4 million for the six months ended June 30, 2022 and 2021. These costs are included within cost of revenue in the condensed consolidated statements of operations and comprehensive income.
The Company did not recognize any impairment charges on its long-lived assets during the six months ended June 30, 2022 and 2021, respectively.
Accounts Payable
Accounts payable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Payable to publishers	$218,455	$235,440
Trade payables	18,951	8,881
Total accounts payable	$237,406	$244,321

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$10,346	$17,271
Accrued and other current liabilities	2,163	1,509
Total accrued expenses	$12,509	$18,780

Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB"). The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. As of June 30, 2022, the applicable interest rate under the revolving line of credit was 4.75%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. The maturity date of the revolving line of credit is June 6, 2024. As of June 30, 2022, there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 7) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of June 30, 2022.
Note 6 – Leases
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,923	$624	$3,300	$1,254
Finance lease cost - amortization of right-of-use assets	43	—	87	—
Finance lease cost - interest on lease liabilities	5	—	9	—
Total lease cost	$1,971	$624	$3,396	$1,254
No sublease income was recognized for the six months ended June 30, 2022 and 2021. Short-term and variable lease expenses are not material to the Company’s condensed financial statements.
As of June 30, 2022, a weighted average discount rate of 3.03% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheet. The weighted average remaining lease term of operating and finance leases is 5.0 and 5.8 years, respectively, as of June 30, 2022.
As of June 30, 2022, the maturities of lease liabilities under operating and finance leases were as follows:

	Operating leases	Finance leases	Total
2022 (Remaining 6 months)	$3,206	$105	$3,311
2023	6,136	140	6,276
2024	6,189	145	6,334
2025	4,839	149	4,988
2026	5,046	153	5,199
Thereafter	4,982	199	5,181
Total minimum lease payments	$30,398	$891	$31,289
Less: imputed interest	(2,244)	(53)	(2,297)
Total present value of lease liabilities	$28,154	$838	$28,992

Note 7 – Commitments and Contingencies
Contractual Obligations
In the normal course of business, we enter into contractual obligations with various parties, primarily relate to minimum contractual payments due to data center providers. As of June 30, 2022, our outstanding contractual obligations with a term of 12 months or longer consist of the following (in thousands):

Contractual Obligations
2022 (for remaining 6 months)	$10,231
2023	18,995
2024	14,845
2025	4,548
Total future minimum commitments, net	$48,619
Letters of Credit
As of June 30, 2022, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively. As of December 31, 2021, the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $3.5 million and $0.7 million, with annual automatic renewal and final expiration dates in July 2028 and June 2022, respectively.
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

Note 8 – Stockholders’ Equity and Stock Option Plans
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of June 30, 2022, the Company has reserved 7,587,128 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
A summary of stock option activity under the Company’s equity incentive plan and related information is as follows:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	6,542,351	$6.08	6.95	$184,727
Options granted	417,016	26.64
Options exercised	(227,234)	3.69
Options canceled/expired	(89,300)	12.69
Outstanding — June 30, 2022	6,642,833	$7.37	6.64	$74,321

Vested and exercisable — June 30, 2022	4,703,363	$4.32	5.92	$59,723

As of June 30, 2022, unrecognized stock-based compensation of $18.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.56 years.
Restricted Stock Units
A summary of RSU activity under the Company’s equity incentive plan and related information is as follows:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2021	483,302	$35.23
Granted	1,138,824	$27.98
Vested	(114,656)	$32.06
Canceled/Forfeited	(74,233)	$30.93
Unvested — June 30, 2022	1,433,237	$29.94
As of June 30, 2022, unrecognized stock-based compensation of $39.5 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.34 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of June 30, 2022, the Company had reserved 571,766 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of June 30, 2022, $0.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the six months ended June 30, 2022, there were 141,709 shares of our Class A common stock purchased under the ESPP.
As of June 30, 2022, unrecognized stock-based compensation expense related to the ESPP was $1.0 million, which is expected to be recognized over a weighted-average period of 0.92 years.

Stock-Based Compensation
The total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$327	$204	$605	$372
Technology and development	907	579	1,784	1,060
Sales and marketing	2,098	1,290	4,005	2,451
General and administrative	2,059	1,556	4,133	2,911
Total stock-based compensation	5,391	3,629	10,527	6,794
Tax benefit from stock-based compensation	(875)	(500)	(1,706)	(880)
Total stock-based compensation, net of tax effect	$4,516	$3,129	$8,821	$5,914

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders - basic	$7,819	$9,921	$12,598	$14,839
Denominator:
Weighted average common shares outstanding – basic	52,154,616	49,578,536	52,033,268	49,345,202
Net income per share attributable to common stockholders – basic:	$0.15	$0.20	$0.24	$0.30
Numerator:
Net income attributable to common stockholders - diluted	$7,819	$9,921	$12,598	$14,839
Denominator:
Weighted average shares outstanding – basic	52,154,616	49,578,536	52,033,268	49,345,202
Options to purchase common stock	4,686,666	6,678,486	4,806,735	7,176,904
Restricted stock	6,024	58,112	5,186	29,056
Employee stock purchase plan shares	—	113,077	23,228	56,539
Weighted average shares outstanding – diluted	56,847,306	56,428,211	56,868,417	56,607,701
Net income per share attributable to common stockholders – diluted	$0.14	$0.18	$0.22	$0.26
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	1,050,854	665,398	982,298	556,122
Unvested restricted stock units	1,349,256	—	1,001,158	—
ESPP	43,320	—	32,443	—
Total excludable from net income per share attributable to common stockholders – diluted	2,443,430	665,398	2,015,899	556,122

Note 10 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $1.9 million and a benefit of less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
The effective income tax rate was 20% and —% for the three months ended June 30, 2022 and 2021, respectively, and 21% and 11% for the six months ended June 30, 2022 and 2021, respectively. The income tax provision for the six months ended June 30, 2022 is related to an incremental increase in the foreign derived intangible income (FDII) deduction partially offset by global intangible low-taxed income (GILTI), Section 162(m) limitation on the tax deductibility of officers compensation and other effects created by the capitalization and amortization of R&D expenses for tax purposes starting on January 1, 2022, which was primarily due to a change in Section 174 of the Tax Cuts and Jobs Act of 2017.
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

Note 11 – Segment Information
The following table represents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$38,278	$30,076	$71,046	$57,484
EMEA	17,044	14,445	31,685	25,755
APAC	6,775	4,142	12,896	8,337
Rest of the world	935	995	1,957	1,690
Total	$63,032	$49,658	$117,584	$93,266
The Company’s long-lived assets, net by geographic area are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$57,073	$42,059
Rest of the world	7,031	8,081
Total	$64,104	$50,140

Note 12 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.7 million in matching contribution to the

401(k) Plan for the six months ended June 30, 2022 and no matching contribution for the six months ended June 30, 2021.

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
In June 2022, our platform efficiently processed approximately 409 billion ad impressions daily, each in a fraction of a second. As of June 30, 2022, we served approximately 1,550 publishers and app developers representing over 87,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 130% for the trailing twelve months ended June 30, 2022 and 150% for the trailing twelve months ended June 30, 2021.
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
In the second quarter of 2022, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 72% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19
The COVID-19 pandemic and its variants resulted, and may continue to result, in a global slowdown of economic activity across a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. As new variants of COVID-19 emerge and global governments take a variety of approaches to limiting its spread, these disruptive effects may continue for an unknown period of time, with varied effects across markets. With the decline in economic activity, our revenue growth slowed and turned negative in the second quarter of 2020. Although our revenue subsequently returned to growth, the impact of the pandemic on our future growth and our results of operations is unknown and we are unable to accurately predict the future impact. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus, including new variants, and its impact on our publishers, ad buyers, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$63,032	$49,658	$117,584	$93,266
Operating income	$9,794	$10,133	$14,377	$16,774
Net income	$7,819	$9,921	$12,598	$14,839
Adjusted EBITDA(1)	$23,048	$18,594	$40,054	$33,088
Net cash provided by operating activities	$20,468	$21,076	$39,782	$33,763
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure”

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 36.2 trillion and 20.2 trillion for the three months ended June 30, 2022 and 2021, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 470 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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

Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 130% for the trailing twelve months ended June 30, 2022 and 150% for the trailing twelve months ended June 30, 2021.
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
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income, net cash provided by operating activities, and net income, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income adjusted for stock-based compensation expense, depreciation and amortization, impairments of long-lived assets, interest income, and provision for income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$7,819	$9,921	$12,598	$14,839
Add back (deduct):
Stock-based compensation	5,391	3,629	10,527	6,794
Depreciation and amortization	7,321	5,138	14,505	9,688
Unrealized (gain) loss on equity investment	915	—	(458)	—
Interest income	(325)	(67)	(448)	(129)
Provision for (benefit from) income taxes	1,927	(27)	3,330	1,896
Adjusted EBITDA	$23,048	$18,594	$40,054	$33,088
Although Adjusted EBITDA is used by many investors and securities analysts in their evaluations of companies, it has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
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

Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates.”
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
General and Administrative. General and administrative expenses consist of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, allocated facilities costs, and travel and entertainment primarily related to inter-office travel and conferences.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$63,032	$49,658	$117,584	$93,266
Cost of revenue(1)	18,974	13,088	36,966	25,388
Gross profit	44,058	36,570	80,618	67,878
Operating expenses(1):
Technology and development	5,075	3,860	9,847	7,599
Sales and marketing	18,212	13,997	34,667	26,786
General and administrative	10,977	8,580	21,727	16,719
Total operating expenses	34,264	26,437	66,241	51,104
Operating income	9,794	10,133	14,377	16,774
Total other income (expense), net	(48)	(239)	1,551	(39)
Income before income taxes	9,746	9,894	15,928	16,735
Provision for (benefit from) income taxes	1,927	(27)	3,330	1,896
Net income	$7,819	$9,921	$12,598	$14,839

_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$327	$204	$605	$372
Technology and development	907	579	1,784	1,060
Sales and marketing	2,098	1,290	4,005	2,451
General and administrative	2,059	1,556	4,133	2,911
Total stock-based compensation expense	$5,391	$3,629	$10,527	$6,794

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30	26	31	27
Gross profit	70	74	69	73
Operating expenses:
Technology and development	8	8	8	8
Sales and marketing	29	28	29	29
General and administrative	17	17	18	18
Total operating expenses	54	53	55	55
Operating income	16	21	14	18
Total other income (expense), net	(1)	(1)	—	—
Income before income taxes	15	20	14	18
Provision for (benefit from) income taxes	3	—	3	2
Net income	12%	20%	11%	16%

Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$63,032	$49,658	$13,374	27%
Cost of revenue	18,974	13,088	5,886	45%
Gross profit	$44,058	$36,570	$7,488	20%
Gross profit margin	70%	74%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$117,584	$93,266	$24,318	26%
Cost of revenue	36,966	25,388	11,578	46%
Gross profit	$80,618	$67,878	$12,740	19%
Gross profit margin	69%	73%

Revenue for the three months ended June 30, 2022 increased by $13.4 million, or 27%, compared to the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 increased by $24.3 million, or 26%, compared to the six months ended June 30, 2021. The growth in these periods was driven by increased impressions processed on our platform from both existing and new publishers.
As of June 30, 2022, we served approximately 1,550 publishers and app developers worldwide on our platform, which represented over 63,000 domains and 24,000 apps in total, compared to approximately 1,300 publishers and app developers worldwide, which represented approximately 65,000 domains and 32,000 apps in total as of June 30, 2021. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow in 2022 with mobile and omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth drivers.
Cost of revenue increased $5.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $2.1 million increase in depreciation of data center equipment and amortization of internal use software, a $1.8 million increase in data centers costs, a $0.4 million increase in professional fees, a $1.1 million increase in support and maintenance costs, and a $0.5 million increase in personnel costs as headcount increased, and higher stock-based compensation costs. Overall, our cost of revenue per impression processed for the three months ended June 30, 2022 decreased by approximately 19% compared to the three months ended June 30, 2021.
Cost of revenue increased $11.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $4.7 million increase in depreciation of data center equipment and amortization of internal use software, a $3.7 million increase in data center costs, a $0.5 million increase in professional fees, a $1.8 million increase in support and maintenance costs, and a $0.9 million increase in personnel costs as headcount increased, and higher stock-based compensation costs.
Our gross margin of 70% for the three months ended June 30, 2022 decreased compared to 74% for the three months ended June 30, 2021, and our gross margin of 69% for the six months ended June 30, 2022 decreased compared to 73% for the six months ended June 30, 2021, primarily due to the timing of infrastructure investments.
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
Technology and Development

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Technology and development	$5,075	$3,860	$1,215	31%
Percent of revenue	8%	8%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Technology and development	$9,847	$7,599	$2,248	30%
Percent of revenue	8%	8%

The increase in technology and development costs for the three months ended June 30, 2022 was primarily due to an increase of $1.9 million in personnel costs as headcount increased, and a $0.4 million increase in facilities costs, partially offset by an increase of $1.0 million related to the capitalization of internal use software.
The increase in technology and development costs for the six months ended June 30, 2022 was primarily due to an increase of $4.1 million in personnel costs as headcount increased, a $0.7 million increase in facilities costs, mainly due to new office space, partially offset by an increase of $2.2 million related to the capitalization of internal use software and $0.4 million decrease in professional services utilized.
We expect technology and development expenses to continue to increase in 2022 compared to 2021 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$18,212	$13,997	$4,215	30%
Percent of revenue	29%	28%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$34,667	$26,786	$7,881	29%
Percent of revenue	29%	29%
Sales and marketing costs for the three months ended June 30, 2022 increased primarily due to a $2.1 million increase in personnel costs as headcount increased by 10% and higher stock-based compensation, a $0.7 million increase in facilities costs, mainly due to new office space, and a $1.4 million increase in marketing and travel expenses.
Sales and marketing costs for the six months ended June 30, 2022 increased primarily due to a $4.9 million increase in personnel costs as headcount increased and higher stock-based compensation, a $1.2 million increase in facilities costs, mainly due to new office space, and a $1.8 million increase in marketing and travel expenses.
We expect sales and marketing expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$10,977	$8,580	$2,397	28%
Percent of revenue	17%	17%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$21,727	$16,719	$5,008	30%
Percent of revenue	18%	18%

General and administrative expense increased for the three months ended June 30, 2022 primarily due to a $1.1 million increase in personnel costs associated with a 31% increase in headcount and higher stock-based compensation costs, a $0.5 million increase in facilities costs, mainly due to new office space, and a $0.7 million increase in professional services composed primarily of consulting and recruiting expenses.
General and administrative expense increased for the six months ended June 30, 2022 primarily due to a $2.9 million increase in personnel costs associated with an increase in headcount and higher stock-based compensation costs, a $0.9 million increase in facilities costs, mainly due to new office space, and a $0.9 million increase in professional services composed primarily of consulting and recruiting expenses.
We expect general and administrative expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to the additional headcount.
Total Other Income (Expense), net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$(48)	$(239)	$191	(80)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$1,551	$(39)	$1,590	(4077)%
Total other income (expense), net increased for the three months ended June 30, 2022 and for the six months ended June 30, 2022 compared to the prior year period, as a result of unrealized gains related to our equity investment and due to currency fluctuations.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,927	$(27)	$1,954	(7237)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$3,330	$1,896	$1,434	76%
The difference between the effective tax rate for the three months ended June 30, 2022 of 20% and the federal statutory income tax rate of 21% was related to an increase in FDII deduction, benefit for foreign, federal and state tax credits, partially offset by nondeductible stock-based compensation, Section 162(m) limitation, GILTI inclusion, and a higher tax rate in certain foreign countries where the Company operates. The effective income tax rate was —% for the three months ended June 30, 2021 primarily due to excess tax benefits from stock-based compensation.
The difference between the effective tax rate for the six months ended June 30, 2022 of 21% and the federal statutory income tax rate of 21% was primarily due to an increase in FDII deduction, benefit for foreign, federal and state tax credits, partially offset by nondeductible stock-based compensation, Section 162(m) limitation, GILTI inclusion, and a higher tax rate in certain foreign countries where the Company operates. The effective income tax rate was 11% for the six months ended June 30, 2021 primarily due to excess benefit from stock-based compensation which reduced the effective tax rate in 2021.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $183.0 million and net working capital, consisting of current assets less current liabilities, of $204.6 million. As of June 30, 2022, we had retained earnings of $111.9 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and those set forth under “Risk Factors.” As of June 30, 2022, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
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
As of June 30, 2022, the amount we can borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement is less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion is charged and is payable in arrears. As of June 30, 2022, the applicable interest rate under the Loan Agreement was 4.75%. In June 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of June 30, 2022, there were no outstanding borrowings under the Loan Agreement.
Our obligations under the Loan Agreement are secured by substantially all of our assets excluding our intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require us to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of (a) our unrestricted cash and cash equivalents at SVB, plus net billed accounts receivable to (b) our total accounts payable plus all loans outstanding and outstanding letters of credit with SVB. The Loan Agreement also restricts us from paying dividends to stockholders without prior consent from SVB. We were in compliance with the covenants as of June 30, 2022.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$39,782	$33,763
Net cash used in investing activities	(73,577)	(28,187)
Net cash provided by (used in) financing activities	3,184	3,856
Net decrease in cash and cash equivalents	$(30,611)	$9,432
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
For the six months ended June 30, 2022, net cash provided by operating activities of $39.8 million resulted primarily from net income of $12.6 million, adjustments for non-cash expenses of $25.3 million, including $14.5 million for depreciation and amortization and $10.5 million for stock-based compensation, and a decrease in accounts receivable of $22.9 million, partially offset by an increase in accounts payable of $13.7 million.
For the six months ended June 30, 2021, net cash provided by operating activities of $33.8 million resulted primarily from net income of $14.8 million, adjustments for non-cash expenses of $18.6 million, including $9.7 million for depreciation and amortization and $6.8 million for stock-based compensation, and a decrease in accounts receivable of $24.1 million, partially offset by a decrease in accounts payable of $15.1 million.
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
For the six months ended June 30, 2022, we used $73.6 million of cash in investing activities, consisting of $12.4 million in purchases of property and equipment (primarily data center infrastructure), $6.8 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $54.4 million.
For the six months ended June 30, 2021, we used $28.2 million of cash in investing activities, consisting of $11.8 million in purchases of property and equipment (primarily data center infrastructure), $4.8 million of investments in capitalized internal use software and a net increase in investments of marketable securities of $11.6 million.

Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities of $3.2 million was primarily due to proceeds from our employee stock purchase plan.
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
The following table summarizes our contractual obligations, at June 30, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease liabilities	$30,398	$3,206	$12,325	$9,885	$4,982
Finance lease liabilities	891	105	285	302	199
Other contractual obligations(1)	48,619	10,231	33,840	4,548	—
Total	$79,908	$13,542	$46,450	$14,735	$5,181
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of June 30, 2022, we had $2.8 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Off-Balance Sheet Arrangements
Through June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $51.9 million and marketable securities of $131.1 million as of June 30, 2022, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of June 30, 2022. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.7 million in our operating income for the six months ended June 30, 2022. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.7 million in our operating income for the six months ended June 30, 2022.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. For example, due to the COVID-19 pandemic and the recession in the United States and global economy in the second quarter of 2020, advertising demand on our platform decreased and did not recover to pre-COVID-19 levels for two months. In addition, the conflict in Ukraine could cause unpredictable economic effects in Europe, including potentially softening general consumer demand. Various macroeconomic factors could cause advertisers to reduce their advertising budgets, including inflation; adverse economic conditions and general uncertainty about economic recovery or growth, particularly in North America, Europe, and Asia, where we do most of our business; instability in political or market conditions generally; and any changes in tax treatment of advertising expenses and the deductibility thereof. Reductions in overall advertising spending as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the six months ended June 30, 2022 and 2021, 13% and 18%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.
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
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could adversely affect our business, results of operations, or financial condition. As a company with employees, customers, partners, and investors across the globe, we believe in upholding our company value of being good people by doing our part to help slow the spread of the virus. To this end, most of our employees worked remotely during the peak of the pandemic, and, more recently, many continue to work on a remote or hybrid basis. Although we continue to monitor the situation and may adjust our policies as more information and guidance become available, such policies could negatively impact our marketing efforts, lengthen sales cycles and result in an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, slow down our recruiting efforts, or create operational or other challenges due to our hybrid workforce, any of which could adversely affect our business, results of operations, and financial condition.
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

Our revenue, net cash provided by operating activities, results of operations, and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of digital advertising spending. For example, digital advertisers tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand. In addition, adverse economic conditions, inflation or economic uncertainty may cause advertisers to decrease purchases of digital ad impressions, adversely affecting our business, results of operation and financial condition. A decline in the market for programmatic advertising or the failure of that market to grow as expected could also adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, and the COVID-19 pandemic and resulting economic impact, as certain of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have suffered losses. For example, in early 2019, the advertising company Sizmek declared bankruptcy, which led us to lose approximately $6 million in contracted spending on our platform. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.
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
Risks Related to Regulation
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
Risks Related to Financial and Accounting Matters
If we fail to maintain effective internal controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.
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
As of June 30, 2022, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). Borrowings under this agreement are secured by substantially all of our assets, excluding our intellectual property. This loan and security agreement restricts our ability, without SVB’s written consent, to, among other things: dispose of or sell our assets; make material changes in our business or management; consolidate or merge with other entities; incur additional indebtedness; create liens on our assets; pay dividends; make investments; enter into transactions with affiliates; and pay off or redeem subordinated indebtedness. In addition, our loan and security agreement with SVB contains covenants requiring us to comply with minimum monthly liquidity requirements. The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the loan and security agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended, reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. Recently, in the United States, Congress and the Biden administration proposed legislation to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as add new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of June 30, 2022, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 66% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
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
If we are unable to meet the continued listing requirements of the Nasdaq Global Market, the Nasdaq may delist our Class A common stock.
On December 29, 2021, we received notification from the Nasdaq Global Market (“Nasdaq”) regarding our noncompliance with Nasdaq Listing Rule 5605(c)(2) (“Rule 5605”), which requires that our audit committee be comprised of a minimum of three independent directors. Our noncompliance occurred as the result of the passing of one of our directors, Narendra Gupta, who was one of the three members of our audit committee. On June 3, 2022, we appointed additional two additional independent directors to our audit committee, and on June 9, 2022, we received a letter from Nasdaq confirming that we had regained compliance with Rule 5605.

If in the future we are unable to maintain our listing on Nasdaq for any reason, it may become more difficult for our stockholders to sell our stock in the public market, and the price of our Class A common stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting.
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
Dated: August 8, 2022

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)