Form 10-Q
period 2022-09-30
PubMatic, Inc.
filed 2022-11-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 43,171,740 shares of Class A common stock outstanding and 9,394,402 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$52,177	$82,505
Marketable securities	113,914	77,121
Accounts receivable, net	277,265	286,916
Prepaid expenses and other current assets	14,885	14,207
Total Current Assets	458,241	460,749
Property, equipment and software, net	74,975	50,140
Operating lease right-of-use assets	27,733	21,613
Acquisition-related intangible assets, net	8,819	—
Goodwill	29,832	6,250
Deferred tax assets	469	515
Other assets, non-current	2,095	10,948
TOTAL ASSETS	$602,164	$550,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$258,478	$244,321
Accrued liabilities	14,819	18,780
Operating lease liabilities, current	5,668	3,864
Total Current Liabilities	278,965	266,965
Operating lease liabilities, non-current	22,465	17,842
Deferred tax liabilities	3,212	6,067
Other liabilities, non-current	4,919	2,161
TOTAL LIABILITIES	309,561	293,035
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; No shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of September 30, 2022 and December 31, 2021; 43,034,577 and 40,695,140 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 1,000,000,000 Class B shares authorized as of September 30, 2022 and December 31, 2021; 9,474,402 and 11,159,609 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	6	6
Treasury stock, at cost; 3,140,437 shares as of September 30, 2022 and December 31, 2021	(11,486)	(11,486)
Additional paid-in capital	189,085	169,401
Accumulated other comprehensive loss	(221)	(36)
Retained earnings	115,219	99,295
TOTAL STOCKHOLDERS’ EQUITY	292,603	257,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$602,164	$550,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$64,500	$58,086	$182,084	$151,352
Cost of revenue	21,591	16,020	58,557	41,408
Gross profit	42,909	42,066	123,527	109,944
Operating expenses:
Technology and development	5,080	4,139	14,928	11,738
Sales and marketing	16,087	15,004	50,755	41,790
General and administrative	12,120	8,875	33,847	25,593
Total operating expenses	33,287	28,018	99,530	79,121
Operating income	9,622	14,048	23,997	30,823
Total other income (expense), net	(4,898)	277	(3,345)	237
Income before income taxes	4,724	14,325	20,652	31,060
Provision for income taxes	1,398	799	4,728	2,695
Net income	$3,326	$13,526	$15,924	$28,365
Net income per share attributable to common stockholders:
Basic	$0.06	$0.27	$0.31	$0.57
Diluted	$0.06	$0.24	$0.28	$0.50
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	52,435,601	50,559,636	52,168,853	49,754,449
Diluted	56,944,230	56,498,891	56,895,162	56,575,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,326	$13,526	$15,924	$28,365
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	166	—	(185)	(1)
Comprehensive income	$3,492	$13,526	$15,739	$28,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	51,854,749	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	130,958	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25,033	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance — March 31, 2022	52,010,740	6	(11,486)	175,351	(239)	104,074	267,706
Stock-based compensation	—	—	—	5,780	—	—	5,780
Exercise of stock options	96,276	—	—	357	—	—	357
Issuance of common stock related to employee stock purchase plan	141,709	—	—	2,402	—	—	2,402
Issuance of common stock related to RSU vesting	89,623	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	7,819	7,819
Balance — June 30, 2022	52,338,348	6	(11,486)	183,890	(387)	111,893	283,916
Stock-based compensation	—	—	—	4,973	—	—	4,973
Exercise of stock options	77,754	—	—	222	—	—	222
Issuance of common stock related to RSU vesting	92,877	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	166	—	166
Net income	—	—	—	—	—	3,326	3,326
Balance — September 30, 2022	52,508,979	$6	$(11,486)	$189,085	$(221)	$115,219	$292,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	48,988,142	$6	$(11,434)	$144,163	$1	$42,691	$175,427
Stock-based compensation	—	—	—	3,318	—	—	3,318
Exercise of stock options	278,412	—	—	451	—	—	451
Repurchase of treasury stock, at cost	(693)	—	(27)	—	—	—	(27)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	4,918	4,918
Balance — March 31, 2021	49,265,861	6	(11,461)	147,932	—	47,609	184,086
Stock-based compensation	—	—	—	3,837	—	—	3,837
Exercise of stock options	800,426	—	—	1,627	—	—	1,627
Repurchase of treasury stock, at cost	(449)	—	(25)	—	—	—	(25)
Issuance of common stock related to employee stock purchase plan	155,015	—	—	2,635	—	—	2,635
Issuance of common stock related to RSU vesting	21,973	—	—	—	—	—	—
Net income	—	—	—	—	—	9,921	9,921
Balance — June 30, 2021	50,242,826	6	(11,486)	156,031	—	57,530	202,081
Stock-based compensation	—	—	—	3,981	—	—	3,981
Exercise of stock options	615,673	—	—	1,249	—	—	1,249
Issuance of common stock related to RSU vesting	21,839	—	—	—	—	—	—
Net income	—	—	—	—	—	13,526	13,526
Balance — September 30, 2021	50,880,338	$6	$(11,486)	$161,261	$—	$71,056	$220,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$15,924	$28,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,587	15,992
Unrealized loss and impairment of equity investment	5,948	—
Stock-based compensation	15,182	10,508
Deferred income taxes	(3,949)	1,404
Accretion of discount on marketable securities	(170)	(46)
Non-cash operating lease expense	4,292	1,355
Other	98	(2)
Changes in operating assets and liabilities:
Accounts receivable	12,626	(8,876)
Prepaid expenses and other current assets	(1,354)	(6,620)
Accounts payable	4,013	16,648
Accrued liabilities	(4,806)	3,386
Operating lease liabilities	(3,985)	(1,546)
Other liabilities, non-current	448	(366)
Net cash provided by operating activities	67,854	60,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,961)	(22,846)
Capitalized software development costs	(9,597)	(6,755)
Purchases of marketable securities	(100,113)	(53,118)
Proceeds from maturities of marketable securities	63,200	25,600
Business combination, net of cash acquired	(28,085)	—
Net cash used in investing activities	(101,556)	(57,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	2,402	2,635
Proceeds from exercise of stock options	1,060	3,327
Principal payments on finance lease obligations	(88)	—
Payments for offering costs	—	(805)
Payments to acquire treasury stock	—	(52)
Net cash provided by financing activities	3,374	5,105
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,328)	8,188
CASH AND CASH EQUIVALENTS - Beginning of period	82,505	81,188
CASH AND CASH EQUIVALENTS - End of period	$52,177	$89,376
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$7,564	$4,445
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$1,040	$628
Property and equipment included in accounts payable and accrued expenses	$7,550	$2,712
Capitalized software costs included in accounts payable and accrued expenses	$1,491	$1,115
Operating lease right-of-use assets obtained in exchange for new lease obligations	$10,412	$—
Business combination purchase consideration - indemnification claims holdback	$2,597	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Description of Business
PubMatic, Inc. (together with its subsidiaries, “the Company” or “PubMatic”) was founded in 2006. The Company has offices in California, New York, Europe, Asia, and Australia. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertisers leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses.
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 30, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Business Combinations
The Company allocates the purchase consideration for acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

Acquisition-related Intangible Assets and Goodwill
Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually, and more frequently upon the occurrence of certain events.
Impairment of Equity Investment
During the three months ended September 30, 2022, the Company concluded there was no longer a readily determinable fair value for its equity investment because the shares of the issuer were no longer publicly quoted pursuant to SEC Rule 15c2-11. The Company evaluated the measurement guidance for non-marketable equity securities and performed a qualitative assessment of various impairment indicators and concluded the equity investment was impaired as of September 30, 2022. As a result, the Company recognized an impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $6.4 million was recorded within other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Stock-based Compensation
The Company recognizes and measures compensation expense for all stock-based payment awards granted to employees, directors, and nonemployees, including stock options, restricted stock units (“RSUs”), and purchases under the employee stock purchase plan (the “ESPP”) based on the fair value of the awards on the date of grant. The fair value of stock options and shares of common stock to be issued under the ESPP is estimated using the Black-Scholes option pricing model. The grant date fair value of RSUs is based on the closing market price of the Company’s Class A common stock on the date of grant. The Black-Scholes option pricing model is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock options, the expected term of the stock options, risk-free interest rates, and the expected dividend yield.
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 9 — “Stockholders’ Equity and Stock Option Plans.”
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended September 30, 2022 and 2021, one publisher represented 13% and 17%, respectively, and 13% and 18% for the nine months ended September 30, 2022 and 2021, respectively, of the Company’s revenue. As of September 30, 2022, two buyers accounted for 36% and 14%, respectively, of accounts receivable. As of December 31, 2021, two buyers accounted for 29% and 19%, respectively, of accounts receivable.
Adoption of Topic 842
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which, along with other ASU's containing minor amendments and technical corrections, provides for a comprehensive overhaul of the lease accounting model and changes the definition of a lease within US GAAP. Topic 842 supersedes the legacy Topic 840 lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy GAAP.
The effect of adopting Topic 842 resulted in the recognition of operating right-of-use assets and corresponding lease liabilities on the Company’s consolidated balance sheet. The Company adopted Topic 842 in the fourth quarter of our fiscal 2021 reflecting an initial application date of January 1, 2021 using the modified retrospective transition approach under which the adoption date of Topic 842 became the application date, with the comparative periods presented and disclosed under the Topic 840 requirements.
Interim financial data for the comparable prior-year quarter ended September 30, 2021 has been revised to reflect the adoption of Topic 842 and differs from what was disclosed in the prior year Form 10-Q filed on November 10, 2021. The standard did not affect the Company’s consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2021. Though net cash provided by operating, investing, and financing activities were unchanged, the standard did affect certain operating cash flow line items within the Company’s consolidated statements of cash flows for the nine months ended September 30, 2021.

Select condensed consolidated cash flow items, which reflects the adoption of the new standard as reported for the nine months ended September 30, 2021, are as follows (in thousands):

	Nine Months Ended September 30, 2021
		Balances Without Adoption of Topic 842	Effect of Change
	As Reported	(As Previously Reported in the Prior Year 10-Q)	Higher (Lower)
Non-cash operating lease expense	$1,355	$—	$1,355
Operating lease liabilities	$(1,546)	$—	$(1,546)
Accrued liabilities	$3,386	$3,195	$191
Net cash provided by operating activities	$60,202	$60,202	$—
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for the Company in fiscal year 2023 and the adoption, including the impact and required disclosures, will be included in its 2023 Form 10-K. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, however, any financial impact will depend on the magnitude and nature of future business combinations.
Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$37,859	$—	$—	$37,859
Certificates of deposit	—	4,534	—	4,534
Cash equivalents	37,859	4,534	—	42,393
Commercial paper	—	57,146	—	57,146
U.S. Treasury and government debt securities	—	56,768	—	56,768
Marketable securities	—	113,914	—	113,914
Total Financial Assets	$37,859	$118,448	$—	$156,307

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$65,311	$—	$—	$65,311
Certificates of deposit	—	5,942	—	5,942
Cash equivalents	65,311	5,942	—	71,253
Commercial paper	—	50,954	—	50,954
U.S. Treasury and government debt securities	—	26,167	—	26,167
Marketable securities	—	77,121	—	77,121
Equity investment	5,948	—	—	5,948
Non-current assets	5,948	—	—	5,948
Total Financial Assets	$71,259	$83,063	$—	$154,322

The Company’s financial assets consist of Level 1 and 2 assets. The Company had no Level 3 assets or liabilities for the periods presented. The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company’s fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Loss	Fair Value
Commercial paper	$57,146	$—	$57,146
U.S. Treasury and government debt securities	56,989	(221)	56,768
Total	$114,135	$(221)	$113,914

	December 31, 2021
	Amortized Cost	Unrealized Loss	Fair Value
Commercial paper	$50,954	$—	$50,954
U.S. Treasury and government debt securities	26,203	(36)	26,167
Total	$77,157	$(36)	$77,121
The remaining contractual maturity of all marketable securities was within one year as of September 30, 2022 and December 31, 2021. Realized gains and losses were immaterial for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and 2021, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Internal-use software	$40,871	$30,581
Network hardware, computer equipment and software	127,878	92,561
Leasehold improvements	3,774	2,426
Furniture and fixtures	1,678	1,448
Property, equipment and software, gross	174,201	127,016
Less: accumulated depreciation and amortization	(99,226)	(76,876)
Total property, equipment and software, net	$74,975	$50,140
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $6.4 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively, and $16.3 million and $10.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company capitalized $3.5 million and $2.6 million in software development costs during the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense of internal-use software was $2.6 million and $1.9 million during the three months ended September 30, 2022 and 2021, respectively, and $7.2 million and $5.3 million for the nine months ended September 30, 2022 and 2021. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the nine months ended September 30, 2022 and 2021, respectively.

Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Developed technology	$7,900	$—
Customer relationships	1,000	—
Acquisition-related intangible assets, gross	8,900	—
Less: accumulated amortization	(81)	—
Total acquisition-related intangible assets, net	$8,819	$—
The amortization period for developed technology and customer relationships is 5 years and 2 years, respectively. Amortization expense related to acquisition-related intangibles was $0.1 million for the three and nine months ended September 30, 2022.
As of September 30, 2022, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2022	$520
2023	2,080
2024	1,936
2025	1,580
2026	1,580
Thereafter	1,123
Total estimated future amortization expense for acquisition-related intangible assets	$8,819
Accounts Payable
Accounts payable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payable to publishers	$238,358	$235,440
Trade payables	20,120	8,881
Total accounts payable	$258,478	$244,321
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$12,563	$17,271
Accrued and other current liabilities	2,256	1,509
Total accrued liabilities	$14,819	$18,780

Note 5 – Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrues on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. As of September 30, 2022, the applicable interest rate under the revolving line of credit was 6.25%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line is charged and is payable quarterly in arrears in any quarter where the average closing outstanding balance is less than $5.0 million. The maturity date of the revolving line of credit is June 6, 2024. As of September 30, 2022, there were no outstanding advances under the revolving line of credit.
The Company’s obligations under the line of credit and the letters of credit (described in Note 8) with SVB are secured by substantially all of its assets excluding its intellectual property. The Loan Agreement contains affirmative covenants including financial covenants that, among other things, require the Company to maintain an adjusted quick ratio of no less than 1.0 to 1.0. The adjusted quick ratio is defined as the ratio of unrestricted cash and cash equivalents at SVB, plus billed accounts receivable to total accounts payable plus all SVB loans outstanding and outstanding letters of credit. The Loan Agreement also restricts the Company from paying dividends to stockholders without prior consent from SVB. The Company was in compliance with the financial covenants as of September 30, 2022.
On October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement with the several lenders parties thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender, and swingline lender. In connection with the entry into the Credit Agreement, the Company’s existing Loan Agreement described above was terminated. For additional information, see Note 14, “Subsequent Events.”
Note 6 – Leases
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,759	$592	$5,059	$1,846
Finance lease cost - amortization of right-of-use assets	43	—	130	—
Finance lease cost - interest on lease liabilities	4	—	14	—
Total lease cost	$1,806	$592	$5,203	$1,846
No sublease income was recognized during the nine months ended September 30, 2022 and 2021. Short-term and variable lease expenses are not material to the Company’s condensed consolidated financial statements.
As of September 30, 2022, a weighted average discount rate of 3.40% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 4.8 and 5.5 years, respectively, as of September 30, 2022.
As of September 30, 2022, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2022	$1,688	$34	$1,722
2023	6,446	140	6,586
2024	6,518	145	6,663
2025	5,155	149	5,304
2026	5,377	153	5,530
Thereafter	5,242	198	5,440
Total minimum lease payments	$30,426	$819	$31,245
Less: imputed interest	(2,293)	(49)	(2,342)
Total present value of lease liabilities	$28,133	$770	$28,903

Note 7 – Business Combination
On September 16, 2022, the Company acquired all outstanding stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for $30.8 million. The acquisition is in response to growing demand from the Company’s buy-side customers for enhanced tools to take advantage of the Company’s global omnichannel inventory, including market-leading addressability solutions and innovative technology to enable supply path optimization. The assets acquired and liabilities assumed were recorded at fair value. The purchase price excludes $14.2 million of post-acquisition cash compensation arrangements for certain key acquired employees to be paid ratably over three years following the closing of the acquisition (subject to forfeiture upon termination). The purchase price was attributed to $7.9 million of developed technology intangible assets (to be amortized over an estimated useful life of 5 years), $1.0 million of customer relationship intangible assets (to be amortized over an estimated useful life of 2 years), $23.6 million of goodwill, $1.1 million of deferred tax liabilities, and $0.6 million of net liabilities assumed. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date. The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Martin’s technology into the Company’s platform. Goodwill is not expected to be deductible for tax purposes. The financial results of Martin are included in the Company’s condensed consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for Martin have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related costs were $0.9 million and are included in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three and nine months ended September 30, 2022, there were no material changes outside of the normal course of business to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Letters of Credit
As of September 30, 2022, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively. As of December 31, 2021, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.7 million, with annual automatic renewal and final expiration dates in July 2028 and June 2022, respectively.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the normal course of business. The Company investigates these claims as they arise and accrues for contingencies when the Company believes that a loss is probable and that the Company can reasonably estimate the amount of any such loss. The Company has made an assessment of the probability of incurring any such losses and whether or not those losses are estimable and although claims are inherently unpredictable, the Company concluded that these losses are not material to the Company’s business, financial position, results of operations, or cash flows. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.
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

Note 9 – Stockholders’ Equity and Equity Incentive Plans
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of September 30, 2022, the Company has reserved 7,333,638 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee.
To the extent outstanding awards under the 2017 Plan and the 2006 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan. No new awards were issued under the 2006 Plan or 2017 Plan after the effective date of the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	6,542,351	$6.08	6.95	$184,727
Options granted	450,153	26.05
Options exercised	(304,988)	3.48
Options canceled	(96,179)	12.22
Options expired	(160)	$3.70
Outstanding — September 30, 2022	6,591,177	$7.48	6.39	$77,296

Vested and exercisable — September 30, 2022	4,893,334	$4.68	5.76	$64,664
As of September 30, 2022, unrecognized stock-based compensation of $16.5 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.37 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2021	483,302	$35.23
Granted	1,416,994	$25.91
Vested	(207,533)	$31.32
Canceled/Forfeited	(125,331)	$30.10
Unvested — September 30, 2022	1,567,432	$27.73
As of September 30, 2022, unrecognized stock-based compensation of $40.1 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.20 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of September 30, 2022, the Company had reserved 571,766 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of September 30, 2022, $0.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued and other current liabilities. For the nine months ended September 30, 2022, there were 141,709 shares of our Class A common stock purchased under the ESPP.
As of September 30, 2022, unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.67 years.
Stock-Based Compensation
Total stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$256	$233	$861	$605
Technology and development	683	586	2,467	1,646
Sales and marketing	1,735	1,388	5,740	3,839
General and administrative	1,981	1,507	6,114	4,418
Total stock-based compensation	4,655	3,714	15,182	10,508
Tax benefit from stock-based compensation	(1,245)	(521)	(2,951)	(1,401)
Total stock-based compensation, net of tax effect	$3,410	$3,193	$12,231	$9,107

Note 10 – Net Income Per Share Attributable to Common Stockholders
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
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders – basic	$3,326	$13,526	$15,924	$28,365
Denominator:
Weighted average common shares outstanding – basic	52,435,601	50,559,636	52,168,853	49,754,449
Net income per share attributable to common stockholders – basic:	$0.06	$0.27	$0.31	$0.57
Numerator:
Net income attributable to common stockholders – diluted	$3,326	$13,526	$15,924	$28,365
Denominator:
Weighted average shares outstanding – basic	52,435,601	50,559,636	52,168,853	49,754,449
Options to purchase common stock	4,489,223	5,864,634	4,700,898	6,739,481
Restricted stock	19,406	11,553	9,926	23,222
Employee stock purchase plan shares	—	63,068	15,485	58,715
Weighted average shares outstanding – diluted	56,944,230	56,498,891	56,895,162	56,575,867
Net income per share attributable to common stockholders – diluted	$0.06	$0.24	$0.28	$0.50
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	1,059,602	892,639	1,008,066	668,294
Unvested restricted stock units	1,284,870	—	1,095,729	—
ESPP	133,539	—	66,142	—
Total excludable from net income per share attributable to common stockholders – diluted	2,478,011	892,639	2,169,937	668,294
Note 11 – Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $1.4 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The effective income tax rate was 30% and 6% for the three months ended September 30, 2022 and 2021, respectively, and 23% and 9% for the nine months ended September 30, 2022 and 2021, respectively. The income tax provision for the nine months ended September 30, 2022 is related to an increase in nondeductible stock-based compensation, Section 162(m) limitation on the tax deductibility of officers compensation, state taxes and global intangible low-taxed income (GILTI) inclusion offset by deductions for equity awards, tax benefit from foreign-derived intangible income (FDII), foreign tax credits, federal and state research credits, and other effects created by the capitalization and amortization of R&D expenses for tax purposes starting on January 1, 2022, which was primarily due to a change in Section 174 of the Tax Cuts and Jobs Act of 2017.
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

Note 12 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$40,780	$36,451	$111,826	$93,935
EMEA	16,525	15,552	48,210	41,306
APAC	6,456	4,909	19,352	13,245
Rest of the world	739	1,174	2,696	2,866
Total	$64,500	$58,086	$182,084	$151,352
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2022	December 31, 2021
United States	$83,975	$63,015
Rest of the world	18,733	8,738
Total	$102,708	$71,753
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.9 million in matching contribution to the 401(k) Plan for the nine months ended September 30, 2022 and no matching contribution for the nine months ended September 30, 2021.
Note 14 – Subsequent Event
On October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto (the “Lenders”), and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender, and swingline lender.
The Credit Agreement provides a revolving credit facility in an aggregate principal amount of $110.0 million (“the Revolving Credit Facility”), including a $25.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. The Company may, subject to certain customary conditions, on one or more occasions increase commitments under the Revolving Credit Facility in an amount not to exceed $90.0 million in the aggregate (the “Incremental Facility”). Each Lender will have discretion to determine whether it will participate in any Incremental Facility. The Credit Agreement matures on October 17, 2027. In connection with the entry into the Credit Agreement, the Company’s existing Third Amended and Restated Loan and Security Agreement, as amended, dated as of November 7, 2017 (the “Existing Credit Agreement”) was terminated.
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and customary events of default.
The Company may use amounts borrowed under the Credit Agreement to refinance the Existing Credit Agreement, for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise.

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
In September 2022, our platform efficiently processed approximately 491 billion ad impressions daily, each in a fraction of a second. As of September 30, 2022, we served approximately 1,600 publishers and app developers representing over 99,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 120% for the trailing twelve months ended September 30, 2022 and 157% for the trailing twelve months ended September 30, 2021.
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
On September 16, 2022, we acquired all outstanding stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for $30.8 million. The acquisition is in response to growing demand from our buy-side customers for enhanced tools to take advantage of our global omnichannel inventory, including market-leading addressability solutions and innovative technology to enable supply path optimization. Our condensed consolidated results of operations for the three months ended September 30, 2022 include the operating results of Martin from the date of acquisition. For additional information, see Note 7, “Business Combination” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the third quarter of 2022, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 73% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
COVID-19 and Macroeconomic Factors
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
In addition, ongoing interest rate increases, foreign currency fluctuation and persistent inflation in the U.S. and other markets globally may increase the risk of economic volatility and dislocation in the capital or credit markets in the U.S. or globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
See “Risk Factors” for further discussion of the risks related to the COVID-19 pandemic, inflation, rising interest rates, and foreign currency fluctuations on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$64,500	$58,086	$182,084	$151,352
Operating income	$9,622	$14,048	$23,997	$30,823
Net income	$3,326	$13,526	$15,924	$28,365
Adjusted EBITDA(1)	$25,331	$24,264	$65,386	$57,352
Net cash provided by operating activities	$28,072	$26,439	$67,854	$60,202
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 42.1 trillion and 23.9 trillion for the three months ended September 30, 2022 and 2021, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 485 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 120% for the trailing twelve months ended September 30, 2022 and 157% for the trailing twelve months ended September 30, 2021.

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

Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income, net cash provided by operating activities, and net income, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income adjusted for stock-based compensation expense, depreciation and amortization, unrealized loss and impairment of equity investment, interest income, acquisition-related and other expenses, and provision for income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$3,326	$13,526	$15,924	$28,365
Add back (deduct):
Stock-based compensation	4,655	3,714	15,182	10,508
Depreciation and amortization	9,082	6,304	23,587	15,992
Unrealized loss and impairment of equity investment	6,405	—	5,948	—
Interest income	(596)	(79)	(1,044)	(208)
Acquisition-related and other expenses (1)	1,061	—	1,061	—
Provision for income taxes	1,398	799	4,728	2,695
Adjusted EBITDA	$25,331	$24,264	$65,386	$57,352
_______________
(1)We exclude acquisition-related and other expenses incurred in connection with our acquisition of Martin from Adjusted EBITDA because we do not believe such expenses are reflective of our ongoing core operations. Acquisition-related expenses incurred in connection with our acquisition of Martin include third-party transaction costs. Other expenses incurred in connection with our acquisition of Martin include post-acquisition cash compensation arrangements for certain key acquired employees to be paid ratably over three years following the closing of the acquisition (subject to forfeiture upon termination). For additional information, see Note 7, “Business Combination” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cost of Revenue
Cost of revenue consists of data center co-location costs, depreciation expense related to hardware supporting our platform, amortization expense related to capitalized internal-use software development costs, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to our cloud operations group, which maintains our servers, and our client operations group, which is responsible for the integration of new publishers and buyers and providing customer support for existing customers. We expect cost of revenue to generally increase in absolute dollars in future periods.

Operating Expenses
Technology and Development. Technology and development expenses consist of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs, allocated facilities costs, and professional services. These expenses include costs incurred in the development, implementation and maintenance of internal-use software, including platform and related infrastructure. We expend technology and development costs as incurred, except to the extent that such costs are associated with internal-use software development that qualifies for capitalization. We expect technology and development expenses to generally increase in absolute dollars in future periods.
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
Total Other Income (expense), Net
Total other income (expense), net consists of interest income, unrealized gain (loss) on equity investment and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Unrealized gain (loss) on equity investment consists of losses on our investment in equity securities, including unrealized gains and losses from market price changes or impairment of securities we continue to hold. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$64,500	$58,086	$182,084	$151,352
Cost of revenue(1)	21,591	16,020	58,557	41,408
Gross profit	42,909	42,066	123,527	109,944
Operating expenses(1):
Technology and development	5,080	4,139	14,928	11,738
Sales and marketing	16,087	15,004	50,755	41,790
General and administrative	12,120	8,875	33,847	25,593
Total operating expenses	33,287	28,018	99,530	79,121
Operating income	9,622	14,048	23,997	30,823
Total other income (expense), net	(4,898)	277	(3,345)	237
Income before income taxes	4,724	14,325	20,652	31,060
Provision for income taxes	1,398	799	4,728	2,695
Net income	$3,326	$13,526	$15,924	$28,365
_______________
(1)Amounts include stock-based compensation before tax benefit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$256	$233	$861	$605
Technology and development	683	586	2,467	1,646
Sales and marketing	1,735	1,388	5,740	3,839
General and administrative	1,981	1,507	6,114	4,418
Total stock-based compensation expense	$4,655	$3,714	$15,182	$10,508

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	33	28	32	27
Gross profit	67	72	68	73
Operating expenses:
Technology and development	8	7	8	8
Sales and marketing	25	26	28	28
General and administrative	19	15	19	17
Total operating expenses	52	48	55	53
Operating income	15	24	13	20
Total other income (expense), net	(8)	—	(2)	—
Income before income taxes	7	24	11	20
Provision for income taxes	2	1	2	2
Net income	5%	23%	9%	18%

Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$64,500	$58,086	$6,414	11%
Cost of revenue	21,591	16,020	5,571	35%
Gross profit	$42,909	$42,066	$843	2%
Gross profit margin	67%	72%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$182,084	$151,352	$30,732	20%
Cost of revenue	58,557	41,408	17,149	41%
Gross profit	$123,527	$109,944	$13,583	12%
Gross profit margin	68%	73%
Revenue for the three months ended September 30, 2022 increased by $6.4 million, or 11%, compared to the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 increased by $30.7 million, or 20%, compared to the nine months ended September 30, 2021. The growth in these periods was driven by increased impressions processed on our platform from both existing and new publishers.
As of September 30, 2022, we served approximately 1,600 publishers and app developers worldwide on our platform, which represented over 79,000 domains and 20,000 apps in total, compared to approximately 1,370 publishers and app developers worldwide, which represented approximately 64,000 domains and 33,000 apps in total as of September 30, 2021. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow for the remainder of 2022 with mobile and omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth drivers.
Cost of revenue increased $5.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $2.5 million increase in depreciation of data center equipment and amortization of internal-use software, a $1.8 million increase in data centers costs, a $0.6 million increase in support and maintenance costs, and a $0.5 million increase in personnel costs as headcount increased. Overall, our cost of revenue per impression processed for the three months ended September 30, 2022 decreased by approximately 24% compared to the three months ended September 30, 2021.
Cost of revenue increased $17.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $7.2 million increase in depreciation of data center equipment and amortization of internal-use software, a $5.5 million increase in data center costs, a $0.5 million increase in professional fees, a $2.4 million increase in support and maintenance costs, and a $1.4 million increase in personnel costs as headcount increased.
Our gross margin of 67% for the three months ended September 30, 2022 decreased compared to 72% for the three months ended September 30, 2021, and our gross margin of 68% for the nine months ended September 30, 2022 decreased compared to 73% for the nine months ended September 30, 2021, primarily due to the timing of infrastructure investments.
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

Technology and Development

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Technology and development	$5,080	$4,139	$941	23%
Percent of revenue	8%	7%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Technology and development	$14,928	$11,738	$3,190	27%
Percent of revenue	8%	8%
The increase in technology and development costs for the three months ended September 30, 2022 was primarily due to an increase of $1.2 million in personnel costs as headcount increased, and a $0.6 million increase in facilities costs, partially offset by an increase of $0.9 million related to the capitalization of internal-use software.
The increase in technology and development costs for the nine months ended September 30, 2022 was primarily due to an increase of $5.3 million in personnel costs as headcount increased, a $1.3 million increase in facilities costs, mainly due to new office space, partially offset by an increase of $3.1 million related to the capitalization of internal-use software and $0.4 million decrease in professional services utilized.
We expect technology and development expenses to continue to increase in 2022 compared to 2021 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$16,087	$15,004	$1,083	7%
Percent of revenue	25%	26%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$50,755	$41,790	$8,965	21%
Percent of revenue	28%	28%
Sales and marketing costs for the three months ended September 30, 2022 increased primarily due to a $0.2 million increase in personnel costs, a $0.6 million increase in facilities costs mainly due to new office space, and a $0.2 million increase in travel expenses.
Sales and marketing costs for the nine months ended September 30, 2022 increased primarily due to a $5.0 million increase in personnel costs as headcount increased and higher stock-based compensation, a $1.8 million increase in facilities costs, mainly due to new office space, and a $1.9 million increase in marketing and travel expenses.
We expect sales and marketing expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$12,120	$8,875	$3,245	37%
Percent of revenue	19%	15%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,847	$25,593	$8,254	32%
Percent of revenue	19%	17%
General and administrative expense increased for the three months ended September 30, 2022 primarily due to a $1.4 million increase in personnel costs associated with an increase in headcount and higher stock-based compensation costs, a $0.4 million increase in facilities costs, mainly due to new office space, a $0.9 million increase in professional services composed primarily of acquisition expenses, and a $0.3 million increase in taxes and fees.
General and administrative expense increased for the nine months ended September 30, 2022 primarily due to a $4.4 million increase in personnel costs associated with an increase in headcount and higher stock-based compensation costs, a $1.3 million increase in facilities costs, mainly due to new office space, a $1.9 million increase in professional services composed primarily of acquisition expenses, and a $0.4 million increase in taxes and fees.
We expect general and administrative expenses to increase in 2022 compared to 2021 in absolute dollars primarily due to the additional headcount.
Total Other Income (Expense), net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$(4,898)	$277	$(5,175)	(1868)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Total other income (expense), net	$(3,345)	$237	$(3,582)	(1511)%
Total other income (expense), net increased for the three months ended September 30, 2022 and for the nine months ended September 30, 2022 compared to the prior year period, as a result of impairment related to our equity investment and due to currency fluctuations.
Provision for Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,398	$799	$599	75%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,728	$2,695	$2,033	75%
The difference between the effective tax rate for the three months ended September 30, 2022 of 30% and the federal statutory income tax rate of 21% was related to an increase in nondeductible stock-based compensation, Section 162(m) limitation, state taxes, global intangible low-taxed income (“GILTI”) inclusion, and a higher tax rate in certain foreign countries where the Company operates, partially offset by tax deductions for equity awards, foreign derived intangible income (“FDII”) deduction, foreign tax credits, and federal and state research credits.The effective income tax rate was 6% for the three months ended September 30, 2021 primarily due to excess tax benefits from stock-based compensation.
The difference between the effective tax rate for the nine months ended September 30, 2022 of 23% and the federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation and executive compensation, a higher tax rate in certain foreign countries where the Company operates, partially offset by tax deductions for equity awards, foreign derived intangible income deduction, foreign tax credits, and federal and state research credits. The effective income tax rate was 9% for the nine months ended September 30, 2021 primarily due to excess benefit from stock-based compensation which reduced the effective tax rate in 2021.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $166.1 million and net working capital, consisting of current assets less current liabilities, of $179.3 million. As of September 30, 2022, we had retained earnings of $115.2 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including the duration and severity of the COVID-19 pandemic and its impact on buyers and sellers and those set forth under “Risk Factors.” As of September 30, 2022, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
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
Credit Facilities
In February 2011, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”), with Silicon Valley Bank (“SVB”), which was subsequently amended at various times to provide us with additional borrowing capacity and/or flexibility.
As of September 30, 2022, the amount available to borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrued on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement was less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion was charged, payable in arrears. As of September 30, 2022, the applicable interest rate under the Loan Agreement was 6.25%. In June 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of September 30, 2022, there were no outstanding borrowings under the Loan Agreement, and we were in compliance with all covenants.
On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto, and Silicon Valley Bank, as administrative agent, lead arranger, issuing lender, and swingline lender. The Credit Agreement provides a revolving credit facility in an aggregate principal amount of $110.0 million (“the Revolving Credit Facility”), including a $25.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. We may, subject to certain customary conditions, on one or more occasions increase commitments under the Revolving Credit Facility in an amount not to exceed $90.0 million in the aggregate (the “Incremental Facility”). Each Lender will have discretion to determine whether it will participate in any Incremental Facility. The obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement matures on October 17, 2027. In connection with our entry into the Credit Agreement, the Loan Agreement was repaid in full and terminated.
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at our election, to (i) the adjusted term secured overnight financing rate (“SOFR”), which is defined as (a) the applicable term SOFR plus (b) a term SOFR adjustment equal to 0.20% per annum, plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. We will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios.
In connection with the entry into the Credit Agreement, the existing Loan Agreement described above was terminated. For additional information, see Note 14, “Subsequent Event” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$67,854	$60,202
Net cash used in investing activities	(101,556)	(57,119)
Net cash provided by financing activities	3,374	5,105
Net increase (decrease) in cash and cash equivalents	$(30,328)	$8,188
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
For the nine months ended September 30, 2022, net cash provided by operating activities of $67.9 million resulted primarily from net income of $15.9 million, adjustments for non-cash expenses of $45.0 million, including $23.6 million for depreciation and amortization and $15.2 million for stock-based compensation, lease expense of $4.3 million, and a decrease in accounts receivable of $12.6 million, partially offset by a decrease in accrued liabilities of $4.8 million.
For the nine months ended September 30, 2021, net cash provided by operating activities of $60.2 million resulted primarily from net income of $28.4 million, adjustments for non-cash expenses of $29.2 million, including $16.0 million for depreciation and amortization and $10.5 million for stock-based compensation, an increase in accounts payable of $16.6 million, partially offset by an increase in accounts receivable of $8.9 million.
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
For the nine months ended September 30, 2022, we used $101.6 million of cash in investing activities, consisting of $27.0 million in purchases of property and equipment (primarily data center infrastructure), $9.6 million of investments in capitalized internal-use software, $28.1 million for the Martin acquisition, and a net increase in investments of marketable securities of $36.9 million.
For the nine months ended September 30, 2021, we used $57.1 million of cash in investing activities, consisting of $22.8 million in purchases of property and equipment (primarily data center infrastructure), $6.8 million of investments in capitalized internal-use software and a net increase in investments of marketable securities of $27.5 million.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities of $3.4 million was primarily due to proceeds from our employee stock purchase plan.
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
The following table summarizes our contractual obligations, at September 30, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease liabilities	$30,426	$1,688	$12,964	$10,532	$5,242
Finance lease liabilities	819	34	285	302	198
Total	$31,245	$1,722	$13,249	$10,834	$5,440
As of September 30, 2022, we had $1.8 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as internal-use software development costs, fair values of stock-based awards, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no significant changes in our accounting policies from those disclosed in our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, except for those policies relating to business combinations, acquisition-related intangible assets, and impairment of equity investment as described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $52.2 million and marketable securities of $113.9 million as of September 30, 2022, which consisted of bank deposits, money market accounts, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of September 30, 2022. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.2 million in our operating income for the nine months ended September 30, 2022. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.1 million in our operating income for the nine months ended September 30, 2022.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•The recently completed acquisition of Martin presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the nine months ended September 30, 2022 and 2021, 13% and 18%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.
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
•changes in demand as a result of changes in the macroeconomic environment, as a result of inflation, changes in interest rates or foreign exchange rates, or otherwise;
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

The recently completed acquisition of Martin presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
Risks we may face in connection with our acquisition of ConsultMates, Inc. (dba “Martin”), and its integration into our business and operations include:
•we may not realize the revenue or other economic benefits and synergies we expect to receive from the transaction;
•we may have difficulties integrating and managing Martin’s SPO products and technology, as well as business relationships, or retaining key personnel from Martin;
•the acquisition may not further our business strategy as we expected or we may otherwise not realize our expected return on investment, which could adversely affect our business or operating results;
•Martin’s existing privacy and information security systems and related infrastructure may require additional investments of time and resources in order to scale and, as necessary, to integrate into our platform or to be developed to appropriate standards;
•Martin’s management and compliance functions and processes may require significant investments of time and resources in order to support its current and anticipated future product offerings, to scale and, as necessary, to integrate into our platform;
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities (including tax liabilities) related to Martin’s business and the Martin acquisition including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Martin that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Martin’s practices; and (iv) intellectual property claims or disputes against Martin; and
•Martin has not been required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in Martin’s financial and disclosure controls and procedures.
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
Our revenue, net cash provided by operating activities, results of operations, and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of digital advertising spending. For example, digital advertisers tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand. In addition, adverse economic conditions, inflation, changes in foreign exchange rates or interest rates, or general economic uncertainty may cause advertisers to decrease purchases of digital ad impressions, adversely affecting our business, results of operation and financial condition. A decline in the market for programmatic advertising or the failure of that market to grow as expected could also adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, changes in foreign exchange rates or interest rates, inflation, and the COVID-19 pandemic and resulting economic impact, as certain of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have suffered losses. For example, in early 2019, the advertising company Sizmek declared bankruptcy, which led us to lose approximately $6 million in contracted spending on our platform. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.
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

The CCPA has encouraged “copycat” laws and in other states across the country. For example, in March 2020, Virginia passed the Consumer Data Protection Act (the “CDPA”) which takes effect in January 2023. The CDPA is enforceable by the Virginia Attorney General and creates individual privacy rights for Virginia residents and increases the privacy obligations of businesses handling sensitive personal data. In July 2021, Colorado passed the Colorado Privacy Act (the “CPA”) which takes effect in July 2023. The CPA is enforceable by the Colorado Attorney General and also creates individual privacy rights for Colorado residents and increases the privacy obligations of business handling personal data. Similar laws have also been passed into law by Utah and Connecticut, and numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.
We cannot yet fully predict the impact of such state laws or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other proposed legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services, including Brazil, Thailand, and Japan. Any failure to achieve required data protection standards (which are not currently clear when applied to the online advertising ecosystem) may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations. Because the interpretation and application of privacy and data protection laws such as the CCPA and GDPR, and the related regulations and standards, are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions.
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

Our credit agreement contains operating and financial covenants that may restrict our business and financing activities.
As of September 30, 2022, we had no outstanding borrowings under our loan and security agreement with Silicon Valley Bank (“SVB”). On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto, and SVB. Upon entering into the Credit Agreement, the loan and security agreement with SVB was terminated.
Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The operating and financial restrictions and covenants in the Credit Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies.
Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of September 30, 2022, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 66% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 14, 2022, by and among the Registrant, Marlin Acquisition Sub, Inc., and ConsultMates, Inc.	8-K	001-39748	2.1	September 14, 2022

10.1	Credit Agreement, dated as of October 17, 2022, by and among the Registrant, the lenders party thereto, and Silicon Valley Bank	8-K	001-39748	10.1	October 17, 2022

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: November 8, 2022

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)