Form 10-K
period 2022-12-31
PubMatic, Inc.
filed 2023-02-28
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2022, based on the closing sales price for the registrant’s Class A common stock, as reported on the Nasdaq Global Market, was approximately $704.0 million. As of February 24, 2023, there were 43,576,097 shares of the registrant’s Class A common stock outstanding and 9,251,882 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•our expectations concerning the advertising industry, including the impact of macroeconomic conditions, inflation and rising interest rates;
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
•The recently-completed acquisition of ConsultMates, Inc (dba “Martin”) presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
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
•We are subject to payment-related risks if demand-side platform (“DSP”) buyers dispute or do not pay their invoices, and any decreases in payments or in our overall take rate could adversely affect our business, results of operations, and financial condition.
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
Protecting Consumer Privacy and Regulatory Challenges: There is an increasing awareness of how Internet user data is being leveraged to target ads, resulting in a growing number of privacy laws and regulations being established globally, including the General Data Protection Regulation (the “GDPR”) in the European Union, the California Consumer Privacy Act (the “CCPA”) and California Privacy Rights Act (the “CPRA”) in California, and the Video Privacy Protection Act in the United States. We believe these trends will continue locally and globally. There have also been a growing number of consumer-focused non-profit organizations and commercial entities advocating for privacy rights. These institutions are enabling Internet consumers to assert their rights over the use of their online data in advertising transactions, a trend which we support.
The digital advertising landscape must continue to adapt to these trends and incorporate awareness of consumer privacy and compliance with regulatory authorities. For example, publishers, and their downstream supply and demand partners, are required to obtain unambiguous opt-in consent from European Union data subjects to process their personal data. In addition to legal and policy requirements, participants in the digital advertising supply chain were encouraged to agree upon technical specifications to collect and transmit detailed records of consent (or an alternative basis for the processing of personal data) and the purposes of that data processing. This demand resulted in widespread adoption of the Interactive Advertising Bureau (the “IAB”) Transparency & Consent Framework 2.0 (the “TCF”) in August 2020. Prior to the TCF, dueling technical standards resulted in industry-wide confusion following adoption of the GDPR.
Over the years, Apple has greatly limited the use of third-party cookies within its web browser (Safari’s Intelligent Tracking Prevention) and recently announced the decision to make the app-based Identifier for Advertisers (the “IDFA”) opt-in by consumers rather than opt-out. Google is also, along with Apple, leading an active industry dialog to deliver the next wave of privacy compliant advertising solutions. Google announced its intention to limit the use of third-party cookies starting in 2024 in its Chrome web browser, as well as limit the use of alternate user-level tracking technologies and browsing history in its own ad platforms. We believe the “Open Internet” outside the “walled gardens” (a colloquial term that refers to closed advertising platforms including Google and Facebook) will shift from targeting by anonymized and invisible third-party cookies or identifiers to known identities based on consumer choice and opt-in. This shift towards significantly more reliable and accurate consumer identity has the potential to significantly increase advertiser ROI and therefore publisher revenue.

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
We help monetize valuable impressions for our publisher clients across a wide array of ad formats and digital device types, including mobile app, mobile web, desktop, display, video, OTT/CTV, and rich media. During the fiscal year ended December 31, 2022, we had a net increase of approximately 200 publishing partners. As of December 31, 2022, we served approximately 1,650 publishers and app developers, representing over 92,000 individual domains and apps worldwide on our platform across a diverse group of content verticals including news, e-commerce, gaming, media, weather, fashion, technology, and more.
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
Buyers on our platform include DSPs, agencies and individual advertisers. We have broad exposure to the ecosystem of buyers, reaching on average approximately 75,000 advertisers per month in 2022. As spending on programmatic advertising increasingly becomes a larger share of overall ad spending, advertisers and agencies are seeking greater control of their digital advertising supply chains. To take advantage of this industry shift, we have entered into SPO agreements directly with buyers. As a result of these direct relationships, our existing advertisers and agencies are incentivized to allocate an increasing percentage of their advertising budgets to our platform.
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
We believe that our specialized cloud infrastructure provides a number of advantages:
Real-time Ad Transaction Processing: Our specialized cloud infrastructure is designed for the rapid and efficient processing of real-time, programmatic ad transactions and the aggregation and analysis of the significant data accompanying each transaction. We power our cloud platform by proprietary software deployed on PubMatic-owned and operated hardware close to our customers around the world. Our technology platform processes each potential ad in a fraction of a second to optimize the consumer ad experience. For the fiscal year ended December 31, 2022, our platform efficiently processed approximately 159.1 trillion ad impressions, up 72% from approximately 92.2 trillion ad impressions in the fiscal year ended December 31, 2021.
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
Flexible Platform and Culture of Rapid Innovation: We built our company and our technology platform to be highly dynamic and to support rapid innovation. Our product and development teams are focused on continuous innovation and enhancement of our products and solutions. We believe that the flexibility of our platform and responsiveness to evolving customer needs and technical requirements enables us to achieve superior outcomes for our customers. Since our founding, we have invested significantly in a software ideation, development, build, test, and deployment process that allows us to routinely convert a requirement into working software within two weeks or less. Our platform is highly modular, which allows us to innovate and improve individual software components without affecting the rest of the platform. We utilize a microservices architecture to interconnect each module via application programming interfaces with defined interfaces for internal and external consumption. We focus on reliability and scalability of each individual module and across our platform to maximize uptime and scale up based on customer demand. In 2022, we released new software across our global infrastructure approximately 90 times. The result of our flexible platform and culture of rapid innovation is that we are highly responsive to evolving customer needs, which we believe is important in a rapidly evolving digital advertising industry.
Highly Efficient Infrastructure: As a result of our long-term, internal development efforts on our technology stack and strategic approach of owning our own hardware, we believe that we have among the lowest cost infrastructures of any specialized cloud infrastructure platform in the advertising market. We own and operate our proprietary software and hardware infrastructure around the world. This approach saves significant costs compared to companies that rely on public cloud alternatives due to the data-intensive nature of digital advertising and the immense volume of ad impressions created by header bidding. As a result, our cost of revenue per impression processed decreased by 19% in 2022 compared to 2021, and decreased by 28% in 2021 compared to 2020. Even as we grow the applicability of our cloud infrastructure to include more ad formats and devices, such as mobile, video, and now OTT/CTV, we have maintained strong capital efficiency as measured by revenue per dollar of capital expenditures. The efficiency of our infrastructure has enabled us to grow our access to first-party data, which generally refers to customer owned audience data, ad impression and bid request data, and advertiser bid response data, further driving superior results across our platform for buyers and sellers.
Machine Learning and Data Processing: We leverage our artificial intelligence and machine learning capabilities to record, aggregate, analyze, and act on vast amounts of data to help our customers optimize their digital advertising businesses in real-time. In December 2022, our technology platform processed approximately 524 billion ad impressions and 7.4 petabytes of data every day. This data includes first party customer owned audience data, ad impression and bid request data, and advertiser bid response data. We flow all of this data through our machine learning platform in order to run thousands of algorithmic iterations on trillions of data points per month. These capabilities improves long term marketplace liquidity resulting in increased publisher revenue and higher advertiser ROI.

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
Growth Strategy
We believe we are positioned to benefit from tailwinds in the advertising industry, including the rapid proliferation of digital media, the need for purpose-built infrastructure to address the increasing complexity in the digital advertising landscape, and increasing consumer time spent online. Our growth strategy includes:
Attract New Publishers and Expand our Relationship with Existing Publishers: We constantly seek to acquire new high-quality publishers around the world. New publishers may include major media companies, app developers, e-commerce providers, and OTT platforms– any company that monetizes its audience through digital advertising. Once acquired, we seek to expand our relationship with existing publishers by leveraging our omnichannel capabilities to maximize our access to publishers’ ad formats and devices. We have demonstrated that we can retain our publisher customers, as evidenced by our net dollar-based retention rates of 108% for the fiscal year ended December 31, 2022 and 149% for the fiscal year ended December 31, 2021.
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
Efficiently Expand Our Infrastructure Platform to Process More Ad Impressions: We have a track record of cost-effectively expanding the capacity of our infrastructure platform as exemplified by average daily ad impressions having increased approximately 440% over the three year period ended December 31, 2022, while the corresponding costs related to processing these impressions have increased approximately 130%. We expect to continue to invest in both software and hardware infrastructure to continue growing the number of valuable ad impressions we process on our platform.
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
Data
Among the central benefits of our software platform is the processing, management and analysis of valuable data assets. The hundreds of billions of ad impressions and trillion advertiser bids that we process every day generate enormous volumes of data that we harness to drive higher revenue for our publishers and increased ROI for our buyers. This data includes:
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
Regulatory Compliance
A growing set of privacy regulations have introduced complexity regarding the collection, use, and transmission of consumer data to the digital advertising ecosystem. Most notably, the GDPR that took effect in May 2018, the CCPA that took effect in January 2020 and CRPA that took effect in January 2023, among other global privacy laws and regulations, have created a compliance burden for advertisers, publishers, and their partners to navigate. The advertising industry has developed a number of the technical and policy solutions to create standards for compliance, such as IAB TCF.
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
Ad Quality
Ad quality refers to the quality of the advertisements that run on publishers’ sites. We have developed proprietary solutions targeting the reduction of security issues, including malware, redirects, unsafe code, and other similar practices; quality issues, including unsafe creative categories (such as alcohol or drugs) and creative attributes (Inbanner video, Expandables, Text Ads); and performance issues, including network load, number of trackers and memory size. On an average day, we scan over one million new advertisement creatives in near real-time using our Real-Time Ad Scanning (“RTAS”) system. RTAS connects to proprietary technology and partners’ services to extract the nature of creatives. Publishers can configure their preferences for quality attributes using our blocklist manager, creative attribute selection, and keyword blocking. A comprehensive reporting suite is available for publishers to monitor the top performing creatives and review the lost opportunity due to excessive blocking.

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
Our people strategy revolves around creating employee experiences that foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. Our workplaces in the United States have been certified by Great Place To Work (2017-2022) and recognized on Fortune’s list of Best Workplaces in the Bay Area 2020 and 2022. Our India subsidiary has also been certified by Great Place To Work (2018-2022) as well as named to the list of Great Mid-size Workplaces and Best Workplaces in IT & IT-BPM in 2019 and 2021. Recognized to the Great Place To Work list of Asia’s best workplaces in 2021. Our UK subsidiary has been certified by Great Place to Work (2020-2022) and recognized with an Excellence in Wellbeing certification in 2020-2021 and our Germany subsidiary has been certified by Great Place to Work (2022).
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
We are also committed to being inclusive in our hiring practices, promotion practices, and management practices as a means of ensuring equal opportunity for all employees as we continue to diversify our workforce. The diversity of our workforce has been publicly documented since 2017 with our annual Diversity & Inclusion Report. Our Inclusion Action Plan consists of five areas that focus on listening, learning, hiring, socio-economic support, and activism. This plan will be executed in part by our newly established Diversity & Inclusion Committee. The plan has a global focus that takes into consideration regional cultural differences to provide interactive employee experiences that drive continuous support for inclusion throughout our organization.
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
As of December 31, 2022, we had 875 employees, of whom 275 were located in the United States, 481 in India, and 119 in our other offices around the world.
Technology and Development
We expect to continue investing in our technology in order to support efficient and effective ad monetization, which includes maximizing the yield from existing ad impressions and productively adding new ad impressions processed on our platform. We also intend to continue developing innovative capabilities for our customers.
As of December 31, 2022, we had 407 employees engaged in technology and development.
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
Privacy and Data
We are subject to laws and regulations governing privacy and the transmission, collection, and use of personal data. Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on data protection and consumer privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. Because both our company and our publishers rely upon large volumes of such data collected primarily through cookies and other tracking technologies, it is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.
We provide notice through our privacy policies and notices, which can be found on our website at www.pubmatic.com. As stated in our privacy policy, we do not collect information, such as names, addresses or telephone phone numbers, for providing our advertising services that can be used directly to reveal the identity of the underlying individual. We take steps not to collect and store such information (although on occasion, our publishers voluntarily share information of their consumers with us and in such circumstances, we require the publishers to have obtained all necessary consents for such sharing). Our advertising and reporting rely on information that does not, on its own, directly reveal the identity of the underlying individuals (and we do not attempt to associate this information with other information that can identify such individuals). We typically do collect and store IP addresses, geo-location information, and device identifiers that are considered personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data, varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal and regulatory landscape, and we have adopted strong data minimization practices that mitigate our compliance risks.
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
Certain State Attorneys General in the United States may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. In California, for example, the Attorney General may bring enforcement actions for violations of the CCPA, as modified by the Attorney General’s recently approved enforcement guidelines. We have registered as a data broker in California with the California Attorney General. When we receive bid requests that include an opt-out signal, we do not sell personal information, as defined by the CCPA. We have also adopted the IAB CCPA Compliance Framework, which includes a technical specification to identify consumer signals to opt-out of sale of their data, and have signed the IAB Limited Service Provider Agreement that imposes service provider obligations for certain opted-out bid requests. These IAB frameworks are designed to facilitate compliance with the CCPA although the California Attorney General’s office has not yet approved such frameworks. The CCPA and CPRA set forth high potential liabilities for data privacy violations on a per-record basis, and the industry faces an uncertain compliance burden as our partners and publishers work to become compliant with the law. Adding further complexity in California, the CPRA imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data and sharing of personal data. Likewise, Virginia enacted the Consumer Data Protection Act (“CDPA”), Connecticut enacted the Connecticut Data Privacy Act (“CTDPA”), Colorado enacted the Colorado Privacy Act (“CPA”), and Utah enacted the Utah Consumer Privacy Act (“UCPA”), which impose consumer rights processes and requires user consent for certain types of sensitive data. These laws also sets forth high potential liabilities for data privacy violations on a per-record basis, and the industry faces an uncertain compliance burden as our partners and publishers work to become compliant with these laws in the future.
Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. The use and transfer of personal data in member states of the European Union is currently governed under the GDPR, which grants additional rights to consumers about their data, such as deletion and portability, and generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We had relied on the EU-U.S. Privacy Shield framework (Privacy Shield framework), to transfer personal data of EU subjects to the United States, but the Privacy Shield framework was recently declared invalid by Court of Justice of the European Union. (“CJEU”) on July 16, 2020. In October 2022, the Biden administration negotiated new privacy shield terms with EU regulators, and signed an Executive Order in October 2022 directing the steps the United States will take to implement its commitments to the EU/US data privacy framework. The new proposed Privacy Shield terms are subject to further review by the European Commission or EC and member states. Max Schrems, who brought the lawsuit which resulted in the invalidation of Privacy Shield in 2020, has indicated that he will legally challenge these newly proposed Privacy Shield terms.
In its July 16, 2020 decision, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield framework), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and cast doubt on their future use. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities.
The GDPR sets out higher potential liabilities for certain data protection violations, which may result in fines up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Additionally, the UK GDPR will also have the ability to fine up to the greater of £17.5 million or 4% of global turnover. Further, the EU is currently in discussions to replace the ePrivacy Directive (commonly called the “Cookie Directive”) with the ePrivacy Regulation that governs the use of technologies that collect, access, and store consumer information and may create additional compliance burdens for us in Europe.
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
Corporate Information
We were incorporated in the State of Delaware in 2006.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. For example, due to the COVID-19 pandemic and the recession in the United States and global economy in the second quarter of 2020, advertising demand on our platform decreased and did not recover to pre-COVID-19 levels for two months. More recently, macroeconomic factors including inflation, rising interest rates and softening demand in certain verticals have caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, inflation, further changes in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, or general uncertainty, in North America, Europe, and Asia, where we do most of our business; could adversely affect our business, results of operations, and financial condition. In addition, the conflict in Ukraine could cause unpredictable economic effects in Europe, including potentially softening general consumer demand. Reductions in overall advertising spending as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the years ended December 31, 2022, 2021 and 2020, 13%, 17% and 20%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo.
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
•changes in demand due to changes in macroeconomic environment, including as a result of an economic downturn, recession, inflation, changes in interest rates or foreign exchange rates, disruptions to supply chains, or otherwise;
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
The recently-completed acquisition of Martin presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
In September 2022, we acquired ConsultMates, Inc. (dba “Martin”) to further augment our SPO capabilities. We have limited experience with such acquisitions, and risks we may face in connection with the integration of the Martin business into our business and operations include:
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

•Martin’s management and compliance functions and processes may require significant investments of time and resources in order to support its current and anticipated future product offerings, to scale and, as necessary, to integrate into our platform; and
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities (including tax liabilities) related to Martin’s business and the Martin acquisition including, among others, claims from U.S. or international regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of Martin that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of Martin’s practices; and (iv) intellectual property claims or disputes against Martin.
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
We aggregate this data and analyze it in order to enhance our services, including the pricing, placement, and scheduling of advertisements. As part of our real-time analytics service offering we also share the data, or analyses based on it, with our publishers and buyers. Our ability to collect, use and share data about advertising transactions and consumer behavior is critical to the value of our services. Evolving and conflicting regulatory standards could place restrictions on the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our platform. Although our publishers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, publishers or buyers might decide to restrict our collection or use of their data. Any limitations on this ability could impair our ability to deliver effective solutions, which could adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, changes in foreign exchange rates or interest rates, disruptions to supply chains, and the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have suffered losses. For example, in early 2019, the advertising company Sizmek declared bankruptcy, which led us to lose approximately $6 million in contracted spending on our platform. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.
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
California enacted legislation, the CCPA that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide new disclosures to California consumers and afford California consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly, and although formal guidance has not been issued, behavioral advertising is believed to be a sale under CCPA by us, consumer advocacy groups and in some cases our larger competitors. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our customers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

Additionally, a California ballot initiative, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data and sharing of personal data starting on January 1, 2023. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
The CCPA has encouraged “copycat” laws and in other states across the country. For example, in March 2020, Virginia passed the Consumer Data Protection Act (the “CDPA”) which took effect in January 2023. The CDPA is enforceable by the Virginia Attorney General and creates individual privacy rights for Virginia residents and increases the privacy obligations of businesses handling sensitive personal data. In July 2021, Colorado passed the Colorado Privacy Act (the “CPA”) which takes effect in July 2023. The CPA is enforceable by the Colorado Attorney General and also creates individual privacy rights for Colorado residents and increases the privacy obligations of business handling personal data. We cannot yet fully predict the impact of such state laws or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other proposed legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Similar laws have also been enacted by Utah and Connecticut, and numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.
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
Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.
We collect, maintain, transmit and store data about consumers, employees, partners and others, including personally identifiable information, as well as other confidential information.
We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including payment information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, ecommerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, might not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, ransomware, credential stuffing attacks or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties might not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and might not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our mobile applications, sites, networks and systems; unauthorized access to and misappropriation of data and customer information, including customers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our mobile applications, sites, networks or systems; deletion or modification of content or the display of unauthorized content on our mobile applications or sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation; regulatory action; and other potential liabilities. In the future, we may experience social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks and such attacks could have a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure.
Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches and/or incidents involving certain types of personal data to individuals, the media, government authorities or other third parties. In addition, some of our customers contractually require notification of data security breaches. Any compromise or breach of our security measures, or those of our third-party service providers, could cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim arising from a cyber incident. We also cannot be sure that our existing cyber insurance coverage, general liability insurance coverage and coverage for errors or omissions will fully cover such incident, continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results and financial condition.
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
In October 2022, the Biden administration negotiated new privacy shield terms with EU regulators, and signed an Executive Order in October 2022 directing the steps the United States will take to implement its commitments to the EU/US data privacy framework. The new proposed Privacy Shield terms are subject to further review by the European Commission or EC and member states. Max Schrems, who brought the lawsuit which resulted in the invalidation of Privacy Shield in 2020, has indicated that he will legally challenge these newly proposed Privacy Shield terms.
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
As of December 31, 2022, we had no outstanding borrowings under our Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). Borrowings under the Credit Agreement are secured by substantially all of our assets, The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of, indebtedness, liens, dispositions of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The operating and financial restrictions and covenants in the Credit Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Changes in U.S. federal, state or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could affect our tax expense, operating results, and/or cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) eliminated the option to immediately deduct research and development expenditures in the year incurred and required taxpayers to amortize such costs incurred in the U.S. over five years, and in foreign jurisdictions over fifteen years. Such tax law changes may have an adverse effect on our cash taxes and as a result, our operating results, financial condition, and/or cash flows. The issuance of additional guidance related to the Tax Act, or other actions by governments in the United States or globally could significantly increase our tax obligations and the effective tax rate in future periods.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of January 31, 2023, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 64.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock began trading on the Nasdaq Global Market on December 9, 2020 under the symbol “PUBM.” Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders of Record
As of January 31, 2023, there were 107 holders of record of our Class A common stock and 84 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2023 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 9, 2020 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2022, with the comparative cumulative total returns of the Nasdaq Composite Index, the Nasdaq US Benchmark Software and Computer Services TR Index and the Nasdaq CTA Internet Total Return Index over the same period. The graph uses the closing market price on December 9, 2020 of $29.45 per share as the initial value of our Class A common stock. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

Comparison of Cumulative Total Return (Since Listing)
$200
$150
$100
$50
$0
12/09/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
PubMatic, Inc.
NASDAQ Composite
NASDAQ US Benchmark Software and Computer Services TR Index
NASDAQ CTA Internet Total Return

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
In December 2022, our platform efficiently processed approximately 524 billion ad impressions daily, each in a fraction of a second, and 7.4 petabytes of data every day. During the fiscal year ended December 31, 2022, we added approximately 200 net new publishing partners. As of December 31, 2022, we served approximately 1,650 publishers and app developers representing over 92,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 108% for the year ended December 31, 2022 and 149% for the year ended December 31, 2021.
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
On September 16, 2022, we acquired all outstanding stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for $30.8 million. The acquisition is in response to growing demand from our buy-side customers for enhanced tools to take advantage of our global omnichannel inventory, including market-leading addressability solutions and innovative technology to enable supply path optimization. Our consolidated results of operations for the fiscal year ended December 31, 2022, including the operating results of Martin from the date of acquisition. For additional information, see Note 7, “Business Combination” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In the fourth quarter of 2022, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 74% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.

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
In addition, the COVID-19 pandemic and its variants resulted, and may continue to result, in a global slowdown of economic activity across a broad variety of goods and services, including those provided by certain of the advertisers on our platform. This situation could also potentially limit our ad buyers’ budgets or disrupt sales channels and advertising and marketing activities generally. As new variants of COVID-19 emerge and global governments take a variety of approaches to limiting its spread, these disruptive effects may continue for an unknown period of time, with varied effects across markets.
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
See “Risk Factors” for further discussion of the risks related to inflation, rising interest rates, foreign currency fluctuations and the COVID-19 pandemic on our business.
Financial Results Overview
The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue	$256,380	$226,908	$148,748
Operating income	40,520	58,789	31,755
Net income	28,705	56,604	26,613
Adjusted EBITDA(1)	97,978	96,250	50,349
Net cash provided by operating activities	87,212	88,681	24,330
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measures” below.
Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 18.5 trillion, 20.2 trillion, 23.9 trillion, 29.6 trillion, 32.6 trillion, 36.2 trillion, 42.1 trillion and 48.2 trillion, for each of the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022, respectively.

Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 493 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser ROI and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 108% for the year ended December 31, 2022, and 149% for the year ended December 31, 2021. Our growth in the period ended December 31, 2022 and 2021 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.

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
Operating Expenses
Technology and Development. Technology and development expenses consist of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs, allocated facilities costs, and professional services. These expenses include costs incurred in the development, implementation and maintenance of internal use software, including platform and related infrastructure. We expense technology and development costs as incurred, except to the extent that such costs are associated with internal use software development that qualifies for capitalization. We expect technology and development expenses to generally increase in absolute dollars in future periods.
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
We continue to invest in corporate infrastructure and incur additional expenses associated with our operation as a public company, including increased legal and accounting costs, increased investor relations costs, higher insurance premiums, and compliance costs associated with developing the requisite infrastructure required for internal controls. As a result, we continue to expect general and administrative expenses to increase in absolute dollars in future periods.
Total Other Income (expense), Net
Total other income (expense), net consists of interest income, unrealized gain (loss) on equity investment and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Unrealized gain (loss) on equity investment consists of gains and losses on our investment in equity securities, including unrealized gains and losses from market price changes or impairment of securities we continue to hold. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions.
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular operating income, net cash provided by operating activities, and net income, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income adjusted for stock-based compensation expense, depreciation and amortization, unrealized (gain), loss and impairment of equity investment, interest income, acquisition-related and other expenses, and provision for income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income	$28,705	$56,604	$26,613
Add back (deduct):
Stock-based compensation	20,646	14,107	3,563
Depreciation and amortization	34,249	23,073	15,743
Unrealized (gain), loss and impairment of equity investment	5,948	(5,433)	—
Interest income	(2,214)	(300)	(537)
Acquisition-related and other expenses (1)	1,882	—	—
Provision for income taxes	8,762	8,199	4,967
Adjusted EBITDA	$97,978	$96,250	$50,349
_______________
(1)We exclude acquisition-related and other expenses incurred in connection with our acquisition of Martin from Adjusted EBITDA because we do not believe such expenses are reflective of our ongoing core operations. Acquisition-related expenses incurred in connection with our acquisition of Martin include third-party transaction costs. Other expenses incurred in connection with our acquisition of Martin include post-acquisition cash compensation arrangements for certain key acquired employees to be paid ratably over three years following the closing of the acquisition (subject to forfeiture upon termination). For additional information, see Note 7, “Business Combination” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
•Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
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

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations:
Revenue	$256,380	$226,908	$148,748
Cost of revenue(1)	81,512	58,313	41,186
Gross profit	174,868	168,595	107,562
Operating expenses(1):
Technology and development	20,846	15,885	12,250
Sales and marketing	68,562	58,160	43,297
General and administrative	44,940	35,761	20,260
Total operating expenses	134,348	109,806	75,807
Operating income	40,520	58,789	31,755
Total other income (expense), net	(3,053)	6,014	(175)
Income before provision for income taxes	37,467	64,803	31,580
Provision for income taxes	8,762	8,199	4,967
Net income	$28,705	$56,604	$26,613
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$1,135	$825	$86
Technology and development	3,225	2,232	599
Sales and marketing	7,645	5,176	1,101
General and administrative	8,641	5,874	1,777
Total stock-based compensation expense	$20,646	$14,107	$3,563

	Year Ended December 31,
	2022	2021	2020

	(as percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	32	26	28
Gross profit	68	74	72
Operating expenses:
Technology and development	8	7	8
Sales and marketing	27	26	29
General and administrative	17	16	14
Total operating expenses	52	49	51
Operating income	16	25	21
Total other income (expense), net	(2)	4	—
Income before provision for income taxes	14	29	21
Provision for income taxes	3	4	3
Net income	11%	25%	18%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue, Cost of Revenue and Gross Profit

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenue	$256,380	$226,908	$29,472	13%
Cost of revenue	81,512	58,313	23,199	40%
Gross profit	$174,868	$168,595	$6,273	4%
Gross profit margin	68%	74%
Revenue increased $29.5 million, or 13%, in 2022 driven by growth in impressions processed on our platform from both existing and new publishers. For the year ended 2022, we served approximately 1,650 publishers worldwide on our platform, compared to approximately 1,450 publishers worldwide for the year ended 2021, including approximately 200 net new publishers in 2022, which represented over 67,000 domains and 25,000 apps in total, compared to approximately 250 new publishers in 2021, which represented approximately 62,000 domains and 35,000 apps in total. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group. In addition, in 2022 we completed a number of SPO initiatives which increased buyer spend on our platform.
We expect revenue to continue to increase in 2023, with mobile and omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth drivers.
Cost of revenue increased $23.2 million, primarily due to a $7.4 million increase in depreciation of data center equipment, a $2.6 million increase in amortization of internal use software, a $7.1 million increase in data centers expansion and upgrades, a $1.6 million increase in personnel costs as headcount increased by 15% in order to support our growing business, a $3.4 million increase in IT support expenses, a $0.6 million increase in professional services to support growth, and a $0.5 million increase in amortization for acquisition-related intangible assets. Overall, our cost of revenue per impression processed in 2022 declined by 19% compared to 2021.
Our gross margin of 68% in 2022 decreased compared to 2021 of 74% due to increases in depreciation and amortization expense from significant data center capacity expansion, as well as an increase in hosting expenses as a result of an increase in volume of impressions.
We expect the cost of revenue to be higher in 2023 compared to 2022 in absolute dollars primarily due to increases in depreciation and amortization expense from new data center capacity expansion in 2022, as well as increases in hosting expenses primarily driven by higher power pricing.
Technology and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Technology and development	$20,846	$15,885	$4,961	31%
Percent of revenue	8%	7%
The increase in technology and development costs was primarily due to an increase of $6.6 million in personnel costs associated with a headcount increase by 39% and higher stock-based compensation costs, an increase of $1.9 million in facilities costs associated with new offices, offset by a $4.2 million increase in the capitalization of internal use software.
We expect technology and development expenses to increase in 2023 compared to 2022 in absolute dollars, primarily due to the additional headcount investment in our key growth opportunities.
Sales and Marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$68,562	$58,160	$10,402	18%
Percent of revenue	27%	26%

Sales and marketing costs increased primarily due to a $6.0 million increase in personnel costs associated with a headcount increase by 9% and higher stock-based compensation costs, a $0.7 million increase in travel and entertainment expenses, a $0.8 million increase in marketing expenses, and a $2.3 million increase in facilities costs associated with new offices.
We expect sales and marketing expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
General and administrative	$44,940	$35,761	$9,179	26%
Percent of revenue	17%	16%
General and administrative expense increased primarily due to a $5.4 million increase in personnel costs associated with a 13% increase in headcount and higher stock-based compensation costs, a $1.1 million increase in professional services, accounting and legal service costs, a $1.6 million increase in facilities costs associated with new offices, a $0.3 million increase in travel and entertainment, and a $0.4 million increase in property taxes.
We expect general and administrative expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to increases in expenses relating to our personnel.
Total Other Income (Expense), net

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total other income (expense), net	$(3,053)	$6,014	$(9,067)	(151)%
Total other income (expense), net decreased for the year ended December 31, 2022, compared to the prior year period, primarily driven by impairment of our equity investment, partially offset by an increase in interest income due to raising interest rates.
Provision for Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Provision for income taxes	$8,762	$8,199	$563	7%
The difference between the effective tax rate in 2022 of 23.4% and the federal statutory income tax rate of 21% was primarily due to state taxes, stock-based compensation, and Section 162(m) limitation partially offset by federal research and development credit, and a foreign derived intangible income deduction.
The difference between the effective tax rate in 2021 of 13% and the federal statutory income tax rate of 21% was primarily due deductible stock-based compensation, federal research and development credit, and a decrease in transfer pricing reserve due to expiration of statute of limitation, partially offset by Section 162(m) limitation and state taxes.
For discussion on comparison of the fiscal years ended December 31, 2021 and December 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as a public offering of our common stock. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $174.4 million and net working capital, consisting of current assets less current liabilities, of $201.5 million. As of December 31, 2022, we had retained earnings of $128.0 million.

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
As of December 31, 2021, the amount we had available to borrow under the Loan Agreement was the lesser of $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrued on advances under the Loan Agreement at a variable rate equal to the greater of the prime rate or 3.25%. For any quarter where the average closing outstanding balance under the Loan Agreement was less than $5.0 million, a fee for such unused capacity in the amount of 0.40% per annum of the average unused portion was charged and payable in arrears. In June, 2021, we amended the Loan Agreement to extend its maturity date to June 6, 2024. As of December 31, 2021, there were no outstanding borrowings under the Loan Agreement. In connection with the entry into the Credit Agreement (as defined below), the Company’s existing Loan Agreement, as amended, was terminated. There were no outstanding advances under the Loan Agreement upon its termination.
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
Borrowings under the Revolving Credit Facility accrues interest at rates equal, at our election, to (i) the adjusted term secured overnight financing rate (“SOFR”), which is defined as (a) the applicable term SOFR plus (b) a term SOFR adjustment equal to 0.20% per annum, plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. We will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. As of December 31, 2022, the applicable interest rate under the Revolving Credit Facility was 6.55%. We had no amounts outstanding under the Revolving Credit Facility as of December 31, 2022.
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
For additional information, see Note 5, “Loan and Security Agreement and Senior Secured Credit Facilities Agreement” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$87,212	$88,681	$24,330
Net cash used in investing activities	(81,371)	(96,723)	(29,877)
Net cash provided by financing activities	4,036	9,359	52,485
Net increase in cash and cash equivalents	$9,877	$1,317	$46,938
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
For the year ended December 31, 2022, net cash provided by operating activities of $87.2 million resulted primarily from net income of $28.7 million, adjustments for non-cash expenses of $59.0 million, including $34.2 million for depreciation and amortization, $20.6 million for stock-based compensation, and $7.2 million for deferred income taxes, and an increase in accounts receivable of $24.4 million, partially offset by an increase in accounts payable of $29.8 million.
For the year ended December 31, 2021, net cash provided by operating activities of $88.7 million resulted primarily from net income of $56.6 million, adjustments for non-cash expenses of $38.5 million, including $23.1 million for depreciation and amortization, $4.8 million for deferred income taxes and $14.1 million for stock-based compensation, and an increase in accounts receivable of $67.4 million, partially offset by an increase in accounts payable of $68.3 million.
Investing Activities
Our investing activities primarily included acquisition of Martin, investments in marketable securities, purchases of equipment as we expanded the infrastructure in our third-party data centers, and capitalized internal-use software costs in support of enhancing our platform. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our data centers, the addition of headcount, and the development cycles of our software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
For the year ended December 31, 2022, we used $81.4 million of cash in investing activities, consisting of a net increase in investments of marketable securities of $4.4 million, $35.9 million in purchases of property and equipment (primarily data center infrastructure), $13.0 million of investments in capitalized internal use software, and $28.1 million for the Martin acquisition.
For the year ended December 31, 2021, we used $96.7 million of cash in investing activities, consisting of a net increase in investments of marketable securities of $57.4 million, $30.4 million in purchases of property and equipment (primarily data center infrastructure), and $8.9 million of investments in capitalized internal use software.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities of $4.0 million was primarily due to $1.2 million proceeds from stock option exercises and $3.0 million proceeds from the employee stock purchase plan.
For the year ended December 31, 2021, net cash provided by financing activities of $9.4 million was primarily due to $5.4 million in proceeds from stock option exercises and $4.8 million in proceeds from the employee stock purchase plan, partially offset by $0.8 million due to payments of issuance costs of Class A common stock in connection with our IPO.
For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2020, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, which was filed with the SEC on March 26, 2021 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.

Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at December 31, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Other contractual obligations(1)	41,080	19,698	21,382	—	—
Operating lease liabilities	28,651	6,440	11,628	9,603	980
Finance lease liabilities	786	140	294	311	41
Total	$70,517	$26,278	$33,304	$9,914	$1,021
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of December 31, 2022, we had $4.3 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the contractual obligations table above.
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
We invoice buyers for publisher digital advertising inventory purchased through its platform. We recognize revenue when a bid is won and a buyer purchases inventory on our platform. We estimate and record reductions to revenue for volume discounts based on expected volumes during the incentive term
The determination as to whether revenue should be reported gross of amounts billed to buyers (gross basis) or net of payments to publishers (net basis) requires significant judgment, and is based on our assessment of whether we are acting as the principal or an agent in the transaction. We have determined that we do not act as the principal in the purchase and sale of digital advertising inventory because we do not control the advertising inventory and do not set the price which is the result of an auction within the marketplace. Based on these and other factors, we report revenue on a net basis. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for more information on revenue recognition.
We generally invoice buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivable are recorded at the amount of gross billings for the amounts we are responsible to collect, and accounts payable are recorded at the net amount payable to publishers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stockholders’ Equity and Equity Incentive Plans.
Business Combinations
The results of a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business are generally recorded at their estimated fair values on the acquisition date, which may require management to use significant judgment and best estimates. This includes the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, selection of comparable companies, and estimated useful lives of acquired intangible assets. The Company engages valuation specialists to assist in determining the fair values of these acquired assets and liabilities assumed. Any excess consideration over the fair value of these acquired assets and liabilities assumed is recognized as goodwill. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Acquisition-related Intangible Assets and Goodwill
Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis, while goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the acquisition-related intangible assets or goodwill may be impaired.
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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, for recently issued accounting pronouncements not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $92.4 million and marketable securities of $82.0 million as of December 31, 2022, which consisted of bank deposits, money market accounts, commercial paper, agency debt securities, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of December 31, 2022. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.6 million and $1.2 million in our operating income for the year ended December 31, 2022 and December 31, 2021, respectively. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.4 million and $1.4 million in our operating income for the year ended December 31, 2022 and December 31, 2021, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, for example in India or increases in data center base costs, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, results of operations, and financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PUBMATIC, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PubMatic, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PubMatic, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company charges publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the platform. The Company recognizes revenue when a bid is won and a buyer purchases digital advertising inventory on its platform. The Company reports revenue net of payments to publishers. For the year ended December 31, 2022, the Company’s revenue was $256.4 million.
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
•We performed a proof of cash reconciliation that reconciled cash to revenue and related revenue accounts.
Developed Technology Intangible Asset — Refer to Note 7 to the financial statements
Critical Audit Matter Description
On September 16, 2022, PubMatic, Inc. acquired all outstanding common stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for a purchase price of $30.8 million. The Company accounted for the acquisition using the acquisition method of accounting for business combinations and the fair value of the total purchase price of $30.8 million was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the developed technology intangible asset of $7.9 million. Management estimated the fair value of the developed technology intangible asset using the excess earnings method, which included an analysis of future cash flows expected to be generated by the intangible asset. The fair value determination of this intangible asset required management to make significant, subjective estimates and assumptions related to forecasted future cash flows.
We identified the developed technology intangible asset as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of this intangible asset. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s developed technology intangible asset included the following, among others:
•We tested the effectiveness of controls over the business combination, including management’s control over the valuation methodology for the developed technology fair value estimate.
•We performed sensitivity analyses to evaluate the changes in the fair value of the developed technology intangible asset that would result from changes in the assumptions and compared the more sensitive significant assumptions used by management to current industry and competitor data and the Company’s own historical results.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the revenue and disaggregated cost projections to historical results, certain peer companies, third-party industry forecasts, as well as performing inquiries with certain members of management. Additionally, we inspected the relevant source data and publicly available information for any evidence that might contradict management’s assertions.
•We involved our fair value specialists to assist in our testing of the methodology used by the Company and the valuation assumptions underlying the fair value estimate.
•We recalculated the estimate of the fair value of the developed technology intangible asset acquired using the Company’s forecasted cash flows and valuation assumptions independently corroborated by our fair value specialists and compared the result to the Company’s fair value estimate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2023
We have served as the Company's auditor since 2012.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$92,382	$82,505
Marketable securities	82,013	77,121
Accounts receivable, net	314,299	286,916
Prepaid expenses and other current assets	14,784	14,207
Total Current Assets	503,478	460,749
Property, equipment and software, net	71,156	50,140
Operating lease right-of-use assets	26,206	21,613
Acquisition-related intangible assets, net	8,299	—
Goodwill	29,577	6,250
Deferred tax assets	1,047	515
Other assets, non-current	2,412	10,948
TOTAL ASSETS	$642,175	$550,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$277,414	$244,321
Accrued liabilities	18,936	18,780
Operating lease liabilities, current	5,676	3,864
Total Current Liabilities	302,026	266,965
Operating lease liabilities, non-current	20,915	17,842
Deferred tax liabilities	573	6,067
Other liabilities, non-current	6,473	2,161
TOTAL LIABILITIES	329,987	293,035
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 31, 2022 and 2021; No shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of December 31, 2022 and 2021; 43,452,302 and 40,695,140 shares issued and outstanding as of December 31, 2022 and 2021, respectively; 1,000,000,000 Class B shares authorized as of December 31, 2022 and 2021; 12,393,322 shares issued and 9,252,885 shares outstanding as of December 31, 2022, and 11,159,609 shares issued and outstanding as of December 31, 2021	6	6
Treasury stock, at cost; 3,140,437 shares as of December 31, 2022 and 2021	(11,486)	(11,486)
Additional paid-in capital	195,677	169,401
Accumulated other comprehensive loss	(9)	(36)
Retained earnings	128,000	99,295
Total Stockholders' Equity	312,188	257,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$642,175	$550,215

The accompanying notes are an integral part of these consolidated financial statements

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$256,380	$226,908	$148,748
Cost of revenue	81,512	58,313	41,186
Gross profit	174,868	168,595	107,562
Operating expenses:
Technology and development	20,846	15,885	12,250
Sales and marketing	68,562	58,160	43,297
General and administrative	44,940	35,761	20,260
Total operating expenses	134,348	109,806	75,807
Operating income	40,520	58,789	31,755
Interest income	2,214	300	537
Unrealized gain (loss) on equity investments	(5,948)	5,433	—
Other income (expense), net	681	281	(712)
Total other income (expense), net	(3,053)	6,014	(175)
Income before provision for income taxes	37,467	64,803	31,580
Provision for income taxes	8,762	8,199	4,967
Net income	$28,705	$56,604	$26,613
Net income per share attributable to common stockholders:
Basic	$0.55	$1.13	$0.51
Diluted	$0.50	$1.00	$0.46
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	52,278,009	50,184,455	12,642,293
Diluted	56,908,197	56,628,574	17,125,882

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$28,705	$56,604	$26,613
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	27	(37)	(5)
Comprehensive income	$28,732	$56,567	$26,608

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2019	33,443,969	$61,216	5,901,863	$19,025	5,746,216	$1	$(11,431)	$8,641	$6	$16,078	$13,295
Stock-based compensation	—	—	—	—	—	—	—	3,603	—	—	3,603
Exercise of stock options	—	—	—	—	1,241,970	—	—	2,409	—	—	2,409
Repurchase of treasury stock, at cost	—	—	—	—	(876)	—	(3)	—	—	—	(3)
Repayment of shareholders notes receivable	—	—	—	—	—	—	—	4,268	—	—	4,268
Reclassification of common stock	—	—	(5,901,863)	(19,025)	5,901,863	1	—	19,024	—	—	19,025
Conversion of convertible preferred stock to common stock upon initial offering	(33,443,969)	(61,216)	—	—	33,443,969	3	—	61,213	—	—	61,216
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	—	—	2,655,000	1	—	45,005	—	—	45,006
Other comprehensive loss	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	26,613	26,613
Balance — December 31, 2020	—	—	—	—	48,988,142	6	(11,434)	144,163	1	42,691	175,427
Stock-based compensation	—	—	—	—	—	—	—	15,011	—	—	15,011
Exercise of stock options	—	—	—	—	2,511,505	—	—	5,423	—	—	5,423
Repurchase of treasury stock, at cost	—	—	—	—	(1,142)	—	(52)	—	—	—	(52)
Issuance of common stock related to employee stock purchase plan	—	—	—	—	276,406	—	—	4,804	—	—	4,804
Issuance of common stock related to RSU vesting	—	—	—	—	79,838	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(37)	—	(37)
Net income	—	—	—	—	—	—	—	—	—	56,604	56,604
Balance — December 31, 2021	—	—	—	—	51,854,749	6	(11,486)	169,401	(36)	99,295	257,180
Stock-based compensation	—	—	—	—	—	—	—	22,121	—	—	22,121
Exercise of stock options	—	—	—	—	358,418	—	—	1,195	—	—	1,195
Issuance of common stock related to employee stock purchase plan	—	—	—	—	183,587	—	—	2,960	—	—	2,960
Issuance of common stock related to RSU vesting	—	—	—	—	308,433	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	—	—	—	—	28,705	28,705
Balance — December 31, 2022	—	$—	—	$—	52,705,187	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$28,705	$56,604	$26,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,249	23,073	15,743
Unrealized (gain) loss and impairment of equity investment	5,948	(5,433)	—
Stock-based compensation	20,646	14,107	3,563
Provision for doubtful accounts	—	—	319
Deferred income taxes	(7,166)	4,753	2,933
Accretion of discount on marketable securities	(577)	(45)	(145)
Non-cash lease expense	5,831	2,042	—
Other	90	45	189
Changes in operating assets and liabilities:
Accounts receivable	(24,408)	(67,405)	(102,175)
Prepaid expenses and other current assets	(1,595)	(7,681)	(2,801)
Accounts payable	29,763	68,301	77,357
Accrued liabilities	(1,024)	3,530	3,452
Operating lease liabilities	(5,539)	(2,283)	—
Other liabilities, non-current	2,289	(927)	(718)
Net cash provided by operating activities	87,212	88,681	24,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property and equipment	(35,869)	(30,432)	(24,177)
Capitalized software development costs	(13,024)	(8,929)	(7,226)
Purchases of marketable securities	(137,793)	(90,562)	(36,704)
Proceeds from sales of marketable securities	—	—	2,295
Proceeds from maturities of marketable securities	133,400	33,200	35,950
Purchase of equity securities	—	—	(15)
Business combination, net of cash acquired	(28,085)	—	—
Net cash used in investing activities	(81,371)	(96,723)	(29,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	(806)	45,811
Proceeds from repayments of stockholders’ notes receivable	—	—	4,268
Proceeds from issuance of common stock for employee stock purchase plan	2,960	4,804	—
Proceeds from exercise of stock options	1,195	5,423	2,409
Principal payments on finance lease obligations	(119)	(10)	—
Payments to acquire treasury stock	—	(52)	(3)
Net cash provided by financing activities	4,036	9,359	52,485
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,877	1,317	46,938
CASH AND CASH EQUIVALENTS - Beginning of Year	82,505	81,188	34,250
CASH AND CASH EQUIVALENTS - End of Year	$92,382	$82,505	$81,188
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$9,190	$6,786	$2,691
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$1,475	$903	$40
Property and equipment included in accounts payable and accrued expenses	$749	$49	$111
Capitalized software costs included in accounts payable and accrued expenses	$1,796	$1,794	$1,336
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—	$806
Business combination purchase consideration - indemnification claims holdback	$2,148	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 – Organization and Description of Business
PubMatic, Inc. (together with its subsidiaries, the “Company” or “PubMatic”) was founded in 2006. The Company has offices in California, New York, Europe, Asia, and Australia. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertisers leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal year 2022, for example, refer to the fiscal year ended December 31, 2022.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of PubMatic, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses.
Significant items subject to such estimates include: revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, internal use software development costs, stock-based compensation, acquisition-related intangible assets, and income taxes, including the valuation reserve on deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2022, including those resulting from the impacts of the COVID-19 pandemic and macroeconomic factors, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
Fair Value of Financial Instruments
Financial instruments consist of cash equivalents, marketable securities, non-marketable equity investment, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are remeasured at fair value at the end of every period. Non-marketable equity investment is remeasured at fair value when there has been an observable price change from an orderly transaction for identical or similar investments of the same issuer. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	December 31,
	2022	2021	2020
Allowance for credit losses, beginning balance	$1,765	$1,989	$2,051
Provision	—	—	319
Write-offs	—	(224)	(381)
Allowance for credit losses, ending balance	$1,765	$1,765	$1,989
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
Leases
We determine if an arrangement is a lease at inception. The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company accounts for each separate lease component and the non-lease components associated with that lease component as a single lease component. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. Non-lease components that are variable in nature are recorded as variable lease expense in the period incurred.
The Company made an accounting policy election under Topic 842 not to recognize right-of-use (ROU) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.
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
Operating lease assets and liabilities are included on our consolidated balance sheets. Finance lease assets are included in property, equipment and software, net. Finance lease liabilities are included in accrued liabilities or other liabilities, non-current.
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
Business Combinations
The Company allocates the purchase consideration for acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Acquisition-related Intangible Assets and Goodwill
Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the acquisition-related intangible assets or goodwill may be impaired.
Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets, or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has not recorded any acquisition-related intangible assets or goodwill impairment to date.
Impairment of Equity Investment
Prior to December 2021, the Company measured its equity investment in a privately held company in which the Company did not own a controlling interest or exercise significant influence using the measurement alternative for equity securities without a readily determinable fair value. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During December 2021, an observable transaction occurred for the Company’s equity investment wherein the privately held company merged with a publicly held company whose shares of common stock were publicly quoted in the Over-the-Counter (“OTC”) market. Therefore, the equity investment had a readily determinable fair value as of December 31, 2021 and was subsequently measured at fair value in the Company’s consolidated balance sheets with unrealized gains and losses included in other income (expense), net in the Company’s consolidated statements of operations. However, during September 2022, the Company concluded there was no longer a readily determinable fair value for its equity investment because the shares were no longer publicly quoted pursuant to U.S. Securities and Exchange Commission (“SEC”) Rule 15c2-11. The Company evaluated the measurement guidance for equity securities without a readily determinable fair value and performed a qualitative assessment of various impairment indicators and concluded the equity investment was fully impaired as of September 30, 2022 and December 31, 2022. As a result, the Company recognized an impairment loss equal to the difference between the fair value of the investment and its carrying amount. An impairment charge of $5.9 million was recorded within other income (expense), net in the Company’s consolidated statements of operations for the year ended December 31, 2022.
Revenue Recognition
The Company recognizes revenue through the following steps:
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
The Company generally invoices buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivable are recorded at the amount of gross billings for the amounts the Company is responsible to collect, and accounts payable are recorded at the net amount payable to publishers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. The Company’s advertising costs recorded during the years ended December 31, 2022, 2021 and 2020 were $0.3 million, $0.5 million and $0.5 million, respectively.
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
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date.
The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur instead of estimating the number of awards expected to be forfeited. For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 10—Stockholders’ Equity and Equity Incentive Plans.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities of these subsidiaries are remeasured at the current exchange rate at each balance sheet date, nonmonetary assets and liabilities are measured at historical rates, and revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. The Company’s net foreign currency gain (losses) recorded during the years ended December 31, 2022, 2021 and 2020 were $(0.7) million, $(0.1) million, and $0.6 million respectively.

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
The Chief Executive Officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers accountable for operations, operating results beyond revenue or gross profit, or plans for levels or components below the consolidated unit level. Accordingly, the Company has one single reporting segment.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the years ended December 31, 2022, 2021 and 2020, one publisher represented 13%, 17% and 20% respectively, of the Company’s revenue. As of December 31, 2022, three buyers accounted for 33%, 15%, and 11%, respectively, of accounts receivable. As of December 31, 2021, two buyers accounted for 29% and 19%, respectively, of accounts receivable.

Net Income Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to Class A and Class B common stock is computed in conformity with the two-class method required for participating securities. The Company applies the two-class method to allocate earnings between common and other participating securities based on their participation rights. Prior to the conversion of preferred stock to common stock concurrent with the Company’s IPO in December 2020 and because the holders of the Company’s convertible preferred stock were entitled to participate in dividends, the Company allocated net income to common and preferred stock based on their respective rights to receive dividends, whether or not declared.
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
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for the Company for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of fiscal 2023. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Note 3 – Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
•Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,884	$—	$—	$48,884
Certificates of deposit	—	4,169	—	4,169
Cash equivalents	48,884	4,169	—	53,053
Commercial paper	—	63,483	—	63,483
Agency debt securities	—	5,778	—	5,778
U.S. Treasury and government debt securities	—	12,752	—	12,752
Marketable securities	—	82,013	—	82,013
Total Financial Assets	$48,884	$86,182	$—	$135,066

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$65,311	$—	$—	$65,311
Certificates of deposit	—	5,942	—	5,942
Cash equivalents	65,311	5,942	—	71,253
Commercial paper	—	50,954	—	50,954
U.S. Treasury and government debt securities	—	26,167	—	26,167
Marketable securities	—	77,121	—	77,121
Equity investment (1)	5,948	—	—	5,948
Non-current assets	5,948	—	—	5,948
Total Financial Assets	$71,259	$83,063	$—	$154,322

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2022 and 2021.
_______________
(1)See Note 2 to the Company’s consolidated financial statements “Basis of Presentation and Summary of Significant Accounting Policies — Impairment of Equity Investment.”

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Commercial paper	$63,483	$—	$—	$63,483
Agency debt securities	5,762	17	—	5,779
U.S. Treasury and government debt securities	12,777	2	(28)	12,751
Total	$82,022	$19	$(28)	$82,013

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Commercial paper	$50,954	$—	$—	$50,954
U.S. Treasury and government debt securities	26,203	—	(36)	26,167
Total	$77,157	$—	$(36)	$77,121
The remaining contractual maturity of all marketable securities was within one year as of December 31, 2022 and 2021. Realized gains and losses were not material for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31,
	2022	2021
Internal-use software	$40,794	$30,581
Network hardware, computer equipment and software	129,212	92,561
Leasehold improvements	4,026	2,426
Furniture and fixtures	2,087	1,448
Property, equipment and software, gross	176,119	127,016
Less: accumulated depreciation and amortization	(104,963)	(76,876)
Total property, equipment and software, net	$71,156	$50,140
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $23.6 million, $15.7 million, and $9.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalized $14.5 million, $10.3 million, and $7.3 million in software development costs during the years ended December 31, 2022, 2021 and 2020, respectively. Fully-amortized software development costs of $4.3 million have been removed from internal-use software and accumulated depreciation and amortization for the year ended December 31, 2022. Amortization expense of internal use software was $10.0 million, $7.4 million, and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included within cost of revenue in the consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2022, 2021 and 2020 .

Accounts Payable
Accounts payable consisted of the following (in thousands):

	December 31,
	2022	2021
Payable to publishers	$266,506	$235,440
Trade payables	10,908	8,881
Total accounts payable	$277,414	$244,321
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$14,587	$17,271
Accrued and other current liabilities	4,349	1,509
Total accrued liabilities	$18,936	$18,780

Note 5 – Loan and Security Agreement and Senior Secured Credit Facilities Agreement
Loan and Security Agreement
In June 2021, the Company amended and restated its loan and security agreement (the “Loan and Security Agreement”) with Silicon Valley Bank. The Loan and Security Agreement provided a senior secured revolving credit facility of up to $25.0 million or 80% of eligible accounts receivable less certain reserves, minus the aggregate principal amount of all outstanding advances. Interest accrued on advances under the revolving line of credit at a variable rate equal to the greater of prime rate or 3.25%. An unused revolver fee in the amount of 0.40% per annum of the average unused portion of the revolver line was charged and was payable quarterly in arrears in any quarter where the average closing outstanding balance was less than $5.0 million. The maturity date of the revolving line of credit was June 6, 2024.
As described further below, on October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement. In connection with the entry into the Senior Secured Credit Facilities Credit Agreement, the Company’s existing Loan and Security Agreement, as amended, was terminated. There were no outstanding advances under the Loan and Security Agreement upon its termination.
Senior Secured Credit Facilities Agreement
On October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto (the “Lenders”), and Silicon Valley Bank (“SVB”), as administrative agent, lead arranger, issuing lender, and swingline lender.
The Credit Agreement provides a revolving credit facility in an aggregate principal amount of $110.0 million (“the Revolving Credit Facility”), including a $25.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. The Company’s obligations under the Revolving Credit Facility and the letter of credit sub-facility (described in Note 9) with SVB are secured by substantially all of its assets excluding its intellectual property. The Company may, subject to certain customary conditions, on one or more occasions increase commitments under the Revolving Credit Facility in an amount not to exceed $90.0 million in the aggregate (the “Incremental Facility”). Each Lender will have discretion to determine whether it will participate in any Incremental Facility. The Credit Agreement matures on October 17, 2027.
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
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, leverage and senior leverage ratios. The Company was in compliance with these covenants as of December 31, 2022.
The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.
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
The Company leases office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 2 to 10 years. Included in an office lease the Company also leases furniture and fixtures under a finance lease with a seven year term with a purchase option at the end of the term.
The allocation of lease payments was determined based on the relative standalone price of the separate office and furniture components. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 5 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are not included in the lease terms as the Company is not reasonably certain that they will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. Short-term and variable lease costs are not material to the Company’s consolidated financial statements.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$6,876	$2,104
Finance lease cost - amortization of right-of-use assets	174	14
Finance lease cost - interest on lease liabilities	18	2
Total lease cost	$7,068	$2,120
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$5,015	$2,283
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10,424	$20,887
Finance leases	$—	$869

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$26,206	$21,613
Operating lease liabilities, current	$5,676	$3,864
Operating lease liabilities, non-current	20,915	17,842
Total operating lease liabilities	$26,591	$21,706
Finance leases
Furniture and fixtures	$869	$869
Accumulated depreciation	(188)	(14)
Furniture and fixtures, net	$681	$855
Accrued liabilities	$125	$119
Other liabilities, non-current	616	741
Total finance lease liabilities	$741	$860
Other information related to leases was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	4.6 years	6.0 years
Finance leases	5.3 years	6.3 years
Weighted-average discount rate:
Operating leases	3.22%	2.20%
Finance leases	2.24%	2.24%
As of December 31, 2022, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ending December 31,
2023	$6,440	$140	$6,580
2024	6,499	145	6,644
2025	5,129	149	5,278
2026	5,347	153	5,500
2027	4,256	158	4,414
Thereafter	980	41	1,021
Total minimum lease payments	28,651	786	29,437
Less: imputed interest	(2,060)	(45)	(2,105)
Total present value of lease liabilities	$26,591	$741	$27,332

Note 7 – Business Combination
On September 16, 2022, the Company acquired all outstanding stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for $30.8 million. The acquisition is in response to growing demand from the Company’s buy-side customers for enhanced tools to take advantage of the Company’s global omnichannel inventory, including market-leading addressability solutions and innovative technology to enable supply path optimization. The assets acquired and liabilities assumed were recorded at fair value. The purchase price excludes $14.2 million of post-acquisition cash compensation arrangements for certain key acquired employees to be paid ratably over three years following the closing of the acquisition (subject to forfeiture upon termination). The purchase price was preliminarily attributed to $7.9 million of developed technology intangible assets (to be amortized over an estimated useful life of five years), $1.0 million of customer relationship intangible assets (to be amortized over an estimated useful life of two years), $23.3 million of goodwill, $1.1 million of deferred tax liabilities, and $0.3 million of net liabilities assumed. The fair value of the acquired developed technology intangible asset was estimated using the excess earnings method. This valuation methodology included an analysis of future class flows expected to be generated by the developed technology intangible asset. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date. The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Martin’s technology into the Company’s platform. Goodwill is not expected to be deductible for tax purposes. The financial results of Martin are included in the Company’s consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for Martin have not been presented as the effect of this acquisition was not material to the Company’s financial results. Acquisition-related costs were $0.9 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022.
Note 8 - Goodwill and Acquisition-related Intangible Assets, Net
Goodwill
Changes in the carrying amounts of goodwill are as follows (in thousands):

Balance as of December 31, 2020 and 2021	$6,250
ConsultMates, Inc. (Note 7)	23,327
Balance as of December 31, 2022	$29,577
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,900	$456	$7,444	4.75
Customer relationships	1,000	145	855	1.75
Total acquisition-related intangible assets	$8,900	$601	$8,299	4.44
Amortization expense related to acquisition-related intangibles was $0.6 million for the year ended December 31, 2022.

As of December 31, 2022, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

2023	$2,080
2024	1,936
2025	1,580
2026	1,580
2027	1,123
Total estimated future amortization expense for acquisition-related intangible assets	$8,299
Note 9 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers.
As of December 31, 2022, future minimum commitments for purchase obligations with a remaining term in excess of one year were as follows (in thousands):

Years ending December 31,
2023	19,698
2024	15,798
2025	5,584
Total future minimum commitments, net	$41,080
Letters of Credit
As of December 31, 2022, the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $0.5 million and $3.5 million, with annual automatic renewal and final expiration dates in April 2025 and July 2028, respectively. As of December 31, 2021, the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $0.7 million and $3.5 million, with annual automatic renewal and final expiration dates in June 2022 and July 2028, respectively.
Legal Matters
From time to time, the Company is or may be involved in various claims and other legal matters arising in the normal course of business. The Company records an accrual for a liability relating to claims and other legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such accruals are reviewed at least quarterly and adjusted for the impacts of negotiations, rulings, settlements, and other information or events pertaining to a particular matter, or on the advice of legal counsel. To date, the Company has not incurred a material loss, or a material loss in excess of a recorded accrual, with respect to any claims and other legal matters arising in the normal course of business. However, the outcomes of claims and other legal matters are inherently unpredictable and subject to significant uncertainties. If the Company subsequently concludes that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.
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

Note 10 – Stockholders’ Equity and Equity Incentive Plans
Common Stock
The Company’s board of directors has authorized 1,000,000,000 shares of Class A common stock, $0.0001 par value per share, and 1,000,000,000 shares of Class B common stock, $0.0001 par value per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote and holders of Class B common stock are entitled to ten votes and is convertible into one share of Class A common stock. Each share of Class B is convertible anytime at the option of the holder into one share of Class A common stock. Once converted or transferred and converted into Class A common stock, the Class B common stock will not be reissued.
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of December 31, 2022, the Company has reserved 7,280,745 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than ten years from the date of grant.
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	6,542,351	$6.08	6.95	$184,727
Options granted	450,153	26.05
Options exercised	(358,418)	3.33
Options canceled	(148,070)	15.07
Options expired	(9,777)	34.40
Outstanding — December 31, 2022	6,476,239	$7.38	6.10	$55,516
Vested and exercisable — December 31, 2022	5,089,579	$4.93	5.58	$48,635

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of our common stock on the date of exercise. The intrinsic value of options exercised was $6.4 million, $80.7 million and $15.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, unrecognized stock-based compensation of $14.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.15 years.

The fair value of stock options granted under the Company’s equity incentive plans was estimated using the following assumptions:

Year Ended December 31,
	2022	2021	2020
Fair market value of common stock	$18.63-$31.79	$39.75-$54.07	$3.20-$17.00
Expected term (in years)	5.0-7.0	5.8-6.7	5.7-6.4
Risk-free interest rate	1.8%-3.4%	0.6%-1.0%	0.3%-1.5%
Expected volatility	54%-57%	51%-54%	50%-55%
Dividend rate	—%	—%	—%
Weighted-average grant date fair value of options granted	$13.70	$20.30	$4.96
Each of these inputs is subjective and generally requires significant judgment to determine. These assumptions and estimates were determined as follows:
Fair Value of Common Stock - Prior to the Company’s IPO in 2020, the fair value was determined by the board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Subsequent to the Company’s IPO, the fair value of each share of underlying common stock was based on the closing price of the Company’s Class A common stock as reported on the date of the grant.
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
Restricted Stock Units
RSU awards generally vest over four years, subject to the holder’s continued service through the vesting date.
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Unvested — December 31, 2021	483,302	$35.23	$17,025
Granted	1,587,930	25.01	—
Vested	(308,433)	30.76	—
Canceled/Forfeited	(180,817)	29.51	—
Unvested — December 31, 2022	1,581,982	$26.49	$20,264
As of December 31, 2022, unrecognized stock-based compensation of $37.8 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.96 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of December 31, 2022, the Company has reserved 529,888 shares of its common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of December 31, 2022, $0.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the twelve months ended December 31, 2022, 183,587 shares of our Class A common stock have been purchased under the ESPP.
As of December 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 0.41 years.
The fair value of purchase right granted the under the Company’s 2020 Employee Stock Purchase Plan was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	0.5-1.0	0.4-1.4
Risk-free interest rate	1.6%-2.2%	0.1%
Expected volatility	83%-79%	60%-76%
Dividend rate	—%	—%
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
Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,135	$825	$86
Technology and development	3,225	2,232	599
Sales and marketing	7,645	5,176	1,101
General and administrative	8,641	5,874	1,777
Total stock-based compensation expense	20,646	14,107	3,563
Tax benefit from stock-based compensation	(3,537)	(1,825)	(493)
Total stock-based compensation expense, net of tax effect	$17,109	$12,282	$3,070

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
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net income	$28,705	$56,604	$26,613
Less: Undistributed earnings allocated to participating securities	—	—	(20,187)
Net income attributable to common stockholders – basic	$28,705	$56,604	$6,426
Denominator:
Weighted average common shares outstanding – basic	52,278,009	50,184,455	12,642,293
Net income per share attributable to common stockholders – basic:	$0.55	$1.13	$0.51
Numerator:
Net income attributable to common stockholders - diluted	$28,705	$56,604	$7,929
Denominator:
Weighted average shares outstanding – basic	52,278,009	50,184,455	12,642,293
Options to purchase common stock	4,605,927	6,353,779	4,483,589
Restricted stock	12,647	29,662	—
Employee stock purchase plan shares	11,614	60,678	—
Weighted average shares outstanding – diluted	56,908,197	56,628,574	17,125,882
Net income per share attributable to common stockholders – diluted	$0.50	$1.00	$0.46
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	1,016,449	671,244	846,481
Unvested restricted stock units	1,164,817	—	—
ESPP	72,522	—	—
Total common stock equivalents excluded from net income per share attributable to common stockholders – diluted	2,253,788	671,244	846,481

Note 12 – Income Taxes
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	December 31,
	2022	2021	2020
Domestic	$32,945	$61,822	$28,169
Foreign	4,522	2,981	3,411
Income before provision for income taxes	$37,467	$64,803	$31,580
The provision for income taxes consisted of the following (in thousands):

	December 31,
	2022	2021	2020
Current provisions for income taxes:
Federal	$11,379	$2,437	$360
State	2,060	714	240
Foreign	1,349	295	1,434
Total current tax expense	14,788	3,446	2,034

Deferred tax expense:
Federal	(5,491)	4,513	1,845
State	(769)	251	1,170
Foreign	234	(11)	(82)
Total deferred tax expense	(6,026)	4,753	2,933
Total provision for income taxes	$8,762	$8,199	$4,967
The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the periods presented:

	December 31,
	2022	2021	2020
Federal statutory income tax rate	21.00%	21.00%	21.00%
State after-tax rate	3.45	1.49	4.47
Stock options	2.67	(10.38)	(6.79)
Research credit	(4.51)	(1.37)	(2.04)
Transfer pricing reserve	0.76	(1.26)	1.32
Foreign rate differential	(0.02)	0.73	0.61
Foreign derived intangible income	(2.13)	(0.48)	(3.26)
Section 162(m) limitation	2.59	2.49	—
Other	(0.38)	0.42	0.42
Effective tax rate	23.43%	12.64%	15.73%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$263	$56	$124
Accruals and allowances	1,067	1,104	614
Tax credits	1,954	1,396	1,631
Stock-based compensation	4,907	3,171	2,045
Unrealized gain on equity investment	124	—	—
Intangibles assets	907	1,010	1,106
Lease obligation	5,074	5,226	—
Other	1,222	808	1,101
Total deferred tax assets	15,518	12,771	6,621
Valuation allowance	(1,954)	(1,396)	(1,372)
Total deferred tax assets, net of valuation allowance	13,564	11,375	5,249
Deferred tax liabilities:
Property, equipment, and software	(3,905)	(8,316)	(4,995)
Goodwill	(843)	(749)	(653)
Prepaid expense	(1,188)	(1,365)	(400)
Right-of-use asset	(5,158)	(5,201)	—
Acquired intangibles	(1,996)	—	—
Unrealized loss on equity investment	—	(1,296)	—
Total deferred tax liabilities	(13,090)	(16,927)	(6,048)
Net deferred income tax asset (liabilities)	$474	$(5,552)	$(799)
The Company had gross federal and state net operating loss carryforwards of approximately $1.1 million and $1.3 million, respectively, as of December 31, 2022. The federal net operating loss never expires and the state net operating losses will expire at various dates beginning in 2035 if not utilized and may be subject to annual limitations of usage, as promulgated by the Internal Revenue Service, due to ownership changes that may have occurred in the past. As of December 31, 2022, the Company had state research and development credit carryforwards of $4.1 million. The state credits can be carried forward indefinitely.
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
Deferred Tax Valuation Allowance
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Management has determined that there is sufficient positive evidence that a valuation allowance against deferred tax assets is not required as of December 31, 2022 and 2021, except for state research credit carryforwards, starting in 2020, for which realization is not deemed more likely than not given the Company expects to generate more credits in future than can be utilized against projected taxable income.

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
Uncertain Tax Positions
The activity related to the unrecognized income tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized income tax benefits — beginning balance	$2,364	$3,208	$2,369
Increases related to tax positions taken during the current year	1,788	649	951
Decreases related to tax positions taken during current year	—	—	—
Increases related to tax positions taken during the prior years	386	—	—
Decreases related to tax positions taken during the prior years	(235)	(1,493)	(112)
Gross unrecognized income tax benefits — ending balance	$4,303	$2,364	$3,208
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2022 and 2021, the Company had approximately $0.2 million and $0.1 million, respectively, of accrued interest related to uncertain tax positions.
All of the $4.3 million of unrecognized income tax benefits would, if recognized, impact the effective tax rate in the period in which each of the benefits is recognized.
The Company files U.S., state and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2013 and thereafter. There are currently no income tax audits involving any U.S. states or foreign tax jurisdictions.
Note 13 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$156,067	$139,049	$96,886
EMEA	71,869	62,531	34,156
APAC	24,844	20,910	15,087
Rest of the world	3,600	4,418	2,619
Total	$256,380	$226,908	$148,748
The following table presents property, equipment and software, net, by geographic area (in thousands):

	December 31,
	2022	2021
United States	$59,449	$42,059
Rest of the world	11,707	8,081
Total	$71,156	$50,140
The following table presents operating lease right-of-use assets, by geographic area (in thousands):

	December 31,
	2022	2021
United States	$20,572	$20,956
Rest of the world	$5,634	$657
Total	$26,206	$21,613

Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.2 million matching contribution to the 401(k) Plan for the year ended December 31, 2022 and zero matching contribution for the year ended December 31, 2021.
Note 15 – Subsequent Events
On February 27, 2023, our Board of Directors authorized a program for the repurchase of up to $75 million of our Class A common stock (“2023 Repurchase Program”). Pursuant to the 2023 Repurchase Program, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of the repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The 2023 Repurchase Program is scheduled to terminate on December 31, 2024.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte and Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(3) Exhibits
The exhibits required to be filed as part of this report are:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 14, 2022, by and among the Registrant, Marlin Acquisition Sub, Inc., and ConsultMates, Inc.	8-K	001-39748	2.1	September 14, 2022

3.1	Restated Certificate of Incorporation.	10-K	001-39748	3.1	March 26, 2021

3.2	Amended and Restated Bylaws.					X

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-250077	4.1	November 30, 2020

4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated October 1, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-250077	4.2	November 13, 2020

4.3	Description of the Registrant’s Securities.	10-K	001-39748	4.3	March 26, 2021

10.1*	Form of Indemnification Agreement.	S-1	333-250077	10.1	November 13, 2020

10.2*	2006 Stock Option Plan, as amended.	S-1	333-250077	10.2	November 13, 2020

10.3*	2017 Equity Incentive Plan, as amended.	S-1	333-250077	10.4	November 13, 2020

10.4*	2020 Equity Incentive Plan.	S-1/A	333-250077	10.5	November 30, 2020

10.5*	2019 Executive Bonus Plan.	S-1	333-250077	10.3	November 13, 2020

10.6*	2020 Executive Bonus Plan.	10-K	001-39748	10.4	March 26, 2021

10.7*†	2021 Executive Bonus Plan.	8-K	001-39748	10.6	March 25, 2020

10.8*	2022 Executive Bonus Plan.	10-K	001-39748	10.8	March 1, 2022

10.9*	2023 Executive Bonus Plan.					X

10.10*	2020 Employee Stock Purchase Plan, and form of subscription agreement.	S-1/A	333-250077	10.6	November 30, 2020

10.11*	Executive Deferred Compensation Plan.	8-K	001-39748	10.7	March 25, 2021

10.12*	Amended and Restated Employment Agreement, effective as of December 18, 2017, by and between the Registrant and Rajeev K. Goel.	S-1/A	333-250077	10.7	November 30, 2020

10.13*	Offer Letter, effective as of October 1, 2016, by and between the Registrant and Amar K. Goel, as amended.	S-1/A	333-250077	10.8	November 30, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14*	Employment Agreement, effective as of November 7,2011, by and between the Registrant and Steven Pantelick, as amended.	S-1/A	333-250077	10.9	November 30, 2020

10.15*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Rajeev K. Goel.	8-K	001-39748	10.2	March 25, 2021

10.16*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Amar K. Goel.	8-K	001-39748	10.3	March 25, 2021

10.17*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Steven Pantelick.	8-K	001-39748	10.4	March 25, 2021

10.18*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Jeffrey Hirsch.	8-K	001-39748	10.5	March 25, 2021

10.19*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Mukul Kumar.	10-K	001-39748	10.18	March 1, 2022

10.20	Third Amended and Restated Loan and Security Agreement, dated November 7, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	333-250077	10.13	November 13, 2020

10.21	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated March 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	March 25, 2021

10.22	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated April 6, 2021, by and between the Company and Silicon Valley Bank.	8-K	001-39748	10.1	April 9, 2021

10.23	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated June 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	June 8, 2021

10.24†	Google Exchange Integration Agreement, dated May 14, 2018, by and between the Registrant and Google Inc, as amended.	S-1	333-250077	10.14	November 13, 2020

10.25†	PubMatic Demand Partner Agreement, dated November 5, 2011, by and between the Registrant and The Trade Desk, Inc., as amended.	S-1	333-250077	10.15	November 13, 2020

10.26†	Yahoo Ad Exchange Agreement - Media Buyer, effective as of December 16, 2015, by and between the Registrant and Yahoo! Inc.	S-1	333-250077	10.16	November 13, 2020

10.27†	Sublease Agreement, dated as of October 20, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.1	November 10, 2021

10.28	First Amendment to Sublease Agreement, dated as of November 8, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.2	November 10, 2021

10.29*	Form of Tier 1 Retention Agreement.	S-1/A	333-250077	10.20	November 30, 2020

10.30*	Form of Tier 2 Retention Agreement.	S-1/A	333-250077	10.21	November 30, 2020

10.31	Credit Agreement, dated as of October 17, 2022, by and among the Registrant, the lenders party thereto, and Silicon Valley Bank	8-K	001-39748	10.1	October 17, 2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Dated: February 28, 2023

PUBMATIC, INC.

By:	/s/ Rajeev K. Goel
Rajeev K. Goel
Chief Executive Officer

POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Rajeev K. Goel	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Rajeev K. Goel

/s/ Steven Pantelick	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Steven Pantelick

/s/ Michael van der Zweep	Controller (Principal Accounting Officer)	February 28, 2023
Michael van der Zweep

/s/ Cathleen Black	Director	February 28, 2023
Cathleen Black

/s/ W. Eric Carlborg	Director	February 28, 2023
W. Eric Carlborg

/s/ Susan Daimler	Director	February 28, 2023
Susan Daimler

/s/ Amar K. Goel	Director	February 28, 2023
Amar K. Goel

/s/ Shelagh Glaser	Director	February 28, 2023
Shelagh Glaser

/s/ Jacob Shulman	Director	February 28, 2023
Jacob Shulman