Form 10-Q
period 2023-03-31
PubMatic, Inc.
filed 2023-05-09
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 42,687,521 shares of Class A common stock outstanding and 9,250,062 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$79,260	$92,382
Marketable securities	93,932	82,013
Accounts receivable, net	253,007	314,299
Prepaid expenses and other current assets	14,150	14,784
Total Current Assets	440,349	503,478
Property, equipment and software, net	68,553	71,156
Operating lease right-of-use assets	24,841	26,206
Acquisition-related intangible assets, net	7,049	8,299
Goodwill	29,577	29,577
Deferred tax assets	4,946	1,047
Other assets, non-current	2,152	2,412
TOTAL ASSETS	$577,467	$642,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$222,579	$277,414
Accrued liabilities	19,314	18,936
Operating lease liabilities, current	5,708	5,676
Total Current Liabilities	247,601	302,026
Operating lease liabilities, non-current	19,785	20,915
Other liabilities, non-current	3,725	7,046
TOTAL LIABILITIES	271,111	329,987
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; No shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share; 1,000,000,000 Class A shares authorized as of March 31, 2023 and December 31, 2022; 43,657,744 shares issued and 43,070,914 shares outstanding as of March 31, 2023; 43,452,302 shares issued and outstanding as of December 31, 2022; 1,000,000,000 Class B shares authorized as of March 31, 2023 and December 31, 2022; 12,392,302 shares issued and 9,251,865 shares outstanding as of March 31, 2023; 12,393,322 shares issued and 9,252,885 shares outstanding as of December 31, 2022	6	6
Treasury stock, at cost; 3,727,267 and 3,140,437 shares as of March 31, 2023 and December 31, 2022, respectively	(19,384)	(11,486)
Additional paid-in capital	203,597	195,677
Accumulated other comprehensive income (loss)	8	(9)
Retained earnings	122,129	128,000
TOTAL STOCKHOLDERS’ EQUITY	306,356	312,188
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$577,467	$642,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$55,407	$54,552
Cost of revenue	23,863	17,992
Gross profit	31,544	36,560
Operating expenses:
Technology and development	6,517	4,773
Sales and marketing	23,127	16,456
General and administrative	12,572	10,750
Total operating expenses	42,216	31,979
Operating income (loss)	(10,672)	4,581
Interest income	1,891	122
Other income (expense), net	(465)	1,479
Income (loss) before income taxes	(9,246)	6,182
Provision (benefit) for income taxes	(3,375)	1,403
Net income (loss)	$(5,871)	$4,779
Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.09
Diluted	$(0.11)	$0.08
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	52,740,352	51,910,572
Diluted	52,740,352	56,888,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,871)	$4,779
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	17	(203)
Comprehensive income (loss)	$(5,854)	$4,576
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	52,705,187	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	7,606	—	—	7,606
Exercise of stock options	108,597	—	—	314	—	—	314
Repurchase of shares	(586,830)	—	(7,898)	—	—	—	(7,898)
Issuance of common stock related to RSU vesting	95,825	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(5,871)	(5,871)
Balance — March 31, 2023	52,322,779	$6	$(19,384)	$203,597	$8	$122,129	$306,356

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	51,854,749	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	130,958	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25,033	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance — March 31, 2022	52,010,740	$6	$(11,486)	$175,351	$(239)	$104,074	$267,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,871)	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,432	7,183
Unrealized gain on equity investment	—	(1,373)
Stock-based compensation	7,059	5,136
Deferred income taxes	(4,327)	(1,645)
Accretion of discount on marketable securities	(1,057)	23
Non-cash operating lease expense	1,532	1,272
Other	(3)	54
Changes in operating assets and liabilities:
Accounts receivable	61,292	68,557
Prepaid expenses and other assets	894	2,054
Accounts payable	(55,387)	(58,588)
Accrued liabilities	(833)	(6,822)
Operating lease liabilities	(1,265)	(1,177)
Other liabilities, non-current	(712)	(139)
Net cash provided by operating activities	12,754	19,314
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,417)	(148)
Capitalized software development costs	(6,001)	(4,235)
Purchases of marketable securities	(40,343)	(39,422)
Proceeds from maturities of marketable securities	29,500	16,000
Net cash used in investing activities	(18,261)	(27,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	314	481
Principal payments on finance lease obligations	(31)	(28)
Payments to acquire treasury stock	(7,898)	—
Net cash provided by (used in) financing activities	(7,615)	453
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,122)	(8,038)
CASH AND CASH EQUIVALENTS - Beginning of period	92,382	82,505
CASH AND CASH EQUIVALENTS - End of period	$79,260	$74,467
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$349	$323
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$547	$333
Property and equipment included in accounts payable and accrued liabilities	$1,311	$334
Capitalized software costs included in accounts payable and accrued liabilities	$820	$516
Operating lease right-of-use assets obtained in exchange for new lease obligations	$167	$4,632
Business combination purchase consideration - indemnification claims holdback	$2,148	$—
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
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2023, for example, refer to the fiscal year ending December 31, 2023.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 28, 2023 (the “Annual Report”).
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2023, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2023 and 2022, one publisher represented 11% and 14%, respectively, of the Company’s revenue. As of March 31, 2023, two buyers accounted for 32% and 20%, respectively, of accounts receivable. As of December 31, 2022, three buyers accounted for 33%, 15%, and 11%, respectively, of accounts receivable.

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under previous GAAP, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The Company adopted ASU 2021-08 as of January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s condensed consolidated financial statements.
Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,961	$—	$—	$48,961
Certificates of deposit	—	8,257	—	8,257
Cash equivalents	48,961	8,257	—	57,218
Commercial paper	—	59,745	—	59,745
Agency debt securities	—	14,570	—	14,570
U.S. Treasury and government debt securities	—	19,617	—	19,617
Marketable securities	—	93,932	—	93,932
Total Financial Assets	$48,961	$102,189	$—	$151,150

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,884	$—	$—	$48,884
Certificates of deposit	—	4,169	—	4,169
Cash equivalents	48,884	4,169	—	53,053
Commercial paper	—	63,483	—	63,483
Agency debt securities	—	5,778	—	5,778
U.S. Treasury and government debt securities	—	12,752	—	12,752
Marketable securities	—	82,013	—	82,013
Total Financial Assets	$48,884	$86,182	$—	$135,066
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

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$59,745	$—	$—	$59,745
Agency debt securities	14,556	14	—	14,570
U.S. Treasury and government debt securities	19,623	5	(11)	19,617
Total	$93,924	$19	$(11)	$93,932

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$63,483	$—	$—	$63,483
Agency debt securities	5,762	17	—	5,779
U.S. Treasury and government debt securities	12,777	2	(28)	12,751
Total	$82,022	$19	$(28)	$82,013
The remaining contractual maturity of all marketable securities was within one year as of March 31, 2023 and December 31, 2022. Realized gains and losses were immaterial for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and 2022, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Internal-use software	$46,393	$40,794
Network hardware, computer equipment and software	130,963	129,212
Leasehold improvements	4,143	4,026
Furniture and fixtures	2,123	2,087
Property, equipment and software, gross	183,622	176,119
Less: accumulated depreciation and amortization	(115,069)	(104,963)
Total property, equipment and software, net	$68,553	$71,156
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $7.3 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.
The Company capitalized $5.4 million and $3.3 million in software development costs during the three months ended March 31, 2023 and 2022, respectively. Amortization expense of internal-use software was $2.8 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2023 and 2022, respectively.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payable to publishers	$216,264	$266,506
Trade payables	6,315	10,908
Total accounts payable	$222,579	$277,414

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$9,899	$14,587
Accrued and other current liabilities	9,415	4,349
Total accrued liabilities	$19,314	$18,936
Note 5 – Senior Secured Credit Facilities Agreement
On October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto (the “Lenders”), and Silicon Valley Bank (“SVB”), as administrative agent, lead arranger, issuing lender, and swingline lender. The Credit Agreement matures on October 17, 2027.
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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of March 31, 2023, the applicable interest rate under the revolving credit facility was 7.00%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, leverage and senior leverage ratios. To date, the Company is in compliance with the affirmative and negative covenants.
The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable.
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise.
Following the SVB closure by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of the former SVB, and assumed all customer deposits and certain other liabilities of the former SVB. As such First Citizen assumed SVB’s obligations under the Credit Agreement.

Note 6 – Leases
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the right-of-use assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term. Short-term and variable lease costs are not material to the Company’s condensed consolidated financial statements.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,834	$1,393
Finance lease cost - amortization of right-of-use assets	43	43
Finance lease cost - interest on lease liabilities	4	5
Total lease cost	$1,881	$1,441
As of March 31, 2023, a weighted average discount rate of 3.25% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 4.4 and 5.0 years, respectively, as of March 31, 2023.
As of March 31, 2023, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2023	$5,013	$105	$5,118
2024	6,589	145	6,734
2025	5,146	149	5,295
2026	5,359	153	5,512
2027	4,259	158	4,417
Thereafter	990	41	1,031
Total minimum lease payments	27,356	751	28,107
Less: imputed interest	(1,863)	(41)	(1,904)
Total present value of lease liabilities	$25,493	$710	$26,203
Note 7 – Business Combination
On September 16, 2022, the Company acquired all outstanding stock of ConsultMates, Inc. (dba “Martin”), a media measurement and reporting platform, for $30.8 million. The acquisition is in response to growing demand from the Company’s buy-side customers for enhanced tools to take advantage of the Company’s global omnichannel inventory, including market-leading addressability solutions and innovative technology to enable supply path optimization. The assets acquired and liabilities assumed were recorded at fair value. The purchase price excludes $14.2 million of post-acquisition cash compensation arrangements for certain key acquired employees to be paid ratably over three years following the closing of the acquisition (subject to forfeiture upon termination). The purchase price was attributed to $7.9 million of developed technology intangible assets, $1.0 million of customer relationship intangible assets, $23.3 million of goodwill, $1.1 million of deferred tax liabilities, and $0.3 million of net liabilities assumed. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date. The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Martin’s technology into the Company’s platform. Goodwill is not expected to be deductible for tax purposes. The financial results of Martin are included in the Company’s condensed consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for Martin have not been presented as the effect of this acquisition was not material to the Company’s financial results.

Note 8 - Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$851	$7,049
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$1,851	$7,049

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$456	$7,444
Customer relationships	1,000	145	855
Total acquisition-related intangible assets	$8,900	$601	$8,299
The weighted average remaining useful life of developed technology was 4.5 years as of March 31, 2023. Amortization expense related to acquisition-related intangibles was $1.3 million for the three months ended March 31, 2023.
As of March 31, 2023, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2023	$1,185
2024	1,580
2025	1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$7,049

Note 9 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three months ended March 31, 2023, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Letters of Credit
As of March 31, 2023 and December 31, 2022, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively.
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
Note 10 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). As of March 31, 2023, $67.1 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
In accordance with the authorization of the Company’s board of directors, during the three months ended March 31, 2023, we repurchased 586,830 aggregate shares of Class A common stock for $7.9 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program is scheduled to terminate on December 31, 2024.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of March 31, 2023, the Company has reserved 6,597,753 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2022	6,476,239	$7.38	6.10	$55,516
Options granted	1,313,004	15.40
Options exercised	(108,597)	2.88
Options canceled	(2,570)	6.14
Options expired	(15,538)	$33.92
Outstanding — March 31, 2023	7,662,538	$8.76	6.24	$59,796
Vested and exercisable — March 31, 2023	5,245,258	$5.27	5.23	$53,940
As of March 31, 2023, unrecognized stock-based compensation of $23.0 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.76 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested — December 31, 2022	1,581,982	$26.49
Granted	2,049,867	$16.07
Vested	(95,825)	$29.92
Canceled/Forfeited	(26,512)	$21.60
Unvested — March 31, 2023	3,509,512	$20.35
As of March 31, 2023, unrecognized stock-based compensation of $65.3 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.26 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2023, the Company had reserved 529,888 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of March 31, 2023, $0.7 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the three months ended March 31, 2023, there were no shares of our Class A common stock purchased under the ESPP.
As of March 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.17 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$316	$278
Technology and development	1,008	877
Sales and marketing	2,709	1,907
General and administrative	3,026	2,074
Total stock-based compensation expense	7,059	5,136
Tax benefit from stock-based compensation	(1,318)	(831)
Total stock-based compensation expense, net of tax effect	$5,741	$4,305

Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic	$(5,871)	$4,779
Denominator:
Weighted average common shares outstanding – basic	52,740,352	51,910,572
Net income (loss) per share attributable to common stockholders – basic:	$(0.11)	$0.09
Numerator:
Net income (loss) attributable to common stockholders – diluted	$(5,871)	$4,779
Denominator:
Weighted average shares outstanding – basic	52,740,352	51,910,572
Options to purchase common stock	—	4,926,804
Restricted stock	—	4,348
Employee stock purchase plan shares	—	46,455
Weighted average shares outstanding – diluted	52,740,352	56,888,179
Net income (loss) per share attributable to common stockholders – diluted	$(0.11)	$0.08
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,892,052	913,742
Unvested restricted stock units	2,451,338	653,061
ESPP	91,661	21,566
Total common stock equivalents excluded from net income per share attributable to common stockholders – diluted	4,435,051	1,588,369
Note 12 – Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded an income tax benefit of $3.4 million and provision for income taxes of $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Accordingly, the Company has recorded the tax benefit for the U.S. losses incurred during the three months ended March 31, 2023.
The effective income tax rate was 37% and 23% for the three months ended March 31, 2023 and 2022, respectively. The income tax benefit for the three months ended March 31, 2023 is related to an increase in nondeductible stock-based compensation, Section 162(m) limitation on the tax deductibility of officers compensation, state taxes and global intangible low-taxed income (GILTI) inclusion offset by deductions for equity awards, tax benefit from foreign-derived intangible income (FDII), foreign tax credits, federal and state research credits, and other effects created by the capitalization and amortization of research and development expenses for tax purposes.
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

Note 13 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$32,640	$32,768
EMEA	17,844	14,641
APAC	3,978	6,121
Rest of the world	945	1,022
Total	$55,407	$54,552
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	March 31, 2023	December 31, 2022
United States	$77,715	$80,021
Rest of the world	15,679	17,341
Total	$93,394	$97,362
Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.4 million in matching contributions to the 401(k) Plan for the each of the three months ended March 31, 2023 and 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to maintain our growth and profitability, our ability to attract and retain publishers, and our expectations concerning the advertising industry.
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
In March 2023, our platform efficiently processed approximately 516 billion ad impressions daily, each in a fraction of a second. As of March 31, 2023, we served approximately 1,700 publishers and app developers representing over 97,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. We have demonstrated that we can retain and grow revenues from our publisher customers, as evidenced by our net dollar-based retention rate of 105% for the trailing twelve months ended March 31, 2023 and 140% for the trailing twelve months ended March 31, 2022.
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
In the first quarter of 2023, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 71% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
Macroeconomic Factors and COVID-19
Ongoing interest rate increases, foreign currency fluctuation, persistent inflation in the U.S. and other markets globally and recent turmoil in the global banking and finance system may increase the risk of economic volatility and dislocation in the capital or credit markets in the U.S. or globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
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
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	$55,407	$54,552
Operating income (loss)	$(10,672)	$4,581
Net income (loss)	$(5,871)	$4,779
Adjusted EBITDA(1)	$8,388	$17,006
Net cash provided by operating activities	$12,754	$19,314
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 46.5 trillion and 32.6 trillion for the three months ended March 31, 2023 and 2022, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 510 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 105% for the trailing twelve months ended March 31, 2023 and 140% for the trailing twelve months ended March 31, 2022.

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

Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income (loss), net cash provided by operating activities, and net income (loss), we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, unrealized gain, loss or impairment of equity investment, interest income, acquisition-related and other expenses, and provision (benefit) for income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income (loss)	$(5,871)	$4,779
Add back (deduct):
Stock-based compensation	7,059	5,136
Depreciation and amortization	11,432	7,183
Unrealized gain on equity investment	—	(1,373)
Interest income	(1,891)	(122)
Acquisition-related and other expenses (1)	1,034	—
Provision (benefit) for income taxes	(3,375)	1,403
Adjusted EBITDA	$8,388	$17,006
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
Total Other Income (expense), Net
Total other income (expense), net consists of interest income, unrealized gain (loss) on equity investment and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Unrealized gain on equity investment consists of gains on our investment in equity securities, including unrealized gains and losses from market price changes or impairment of securities we continue to hold. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions.
We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes consists primarily of federal, state, and foreign income taxes. Our income tax provision (benefit) may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.
Our effective tax rate differs from the U.S. federal statutory income tax rate due to state taxes, foreign tax rate differences, research tax credits, and stock-based compensation.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$55,407	$54,552
Cost of revenue(1)	23,863	17,992
Gross profit	31,544	36,560
Operating expenses(1):
Technology and development	6,517	4,773
Sales and marketing	23,127	16,456
General and administrative	12,572	10,750
Total operating expenses	42,216	31,979
Operating income (loss)	(10,672)	4,581
Interest income	1,891	122
Other income (expense), net	(465)	1,479
Income (loss) before income taxes	(9,246)	6,182
Provision (benefit) for income taxes	(3,375)	1,403
Net income (loss)	$(5,871)	$4,779
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$316	$278
Technology and development	1,008	877
Sales and marketing	2,709	1,907
General and administrative	3,026	2,074
Total stock-based compensation expense	$7,059	$5,136

	Three Months Ended March 31,
	2023	2022
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	43	33
Gross profit	57	67
Operating expenses:
Technology and development	12	9
Sales and marketing	42	30
General and administrative	23	20
Total operating expenses	77	59
Operating income (loss)	(20)	8
Interest income	3	—
Other income (expense), net	—	3
Income (loss) before income taxes	(17)	11
Provision (benefit) for income taxes	(6)	3
Net income (loss)	(11)%	8%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$55,407	$54,552	$855	2%
Cost of revenue	23,863	17,992	5,871	33%
Gross profit	$31,544	$36,560	$(5,016)	(14)%
Gross profit margin	57%	67%
Revenue for the three months ended March 31, 2023 increased by $0.9 million, or 2%, compared to the three months ended March 31, 2022. The increase was primarily driven by increased impressions processed on our platform from both existing and new publishers.
As of March 31, 2023, we served approximately 1,700 publishers and app developers worldwide on our platform, which represented over 68,000 domains and 29,000 apps in total, compared to approximately 1,490 publishers and app developers worldwide, which represented approximately 60,000 domains and 23,000 apps in total as of March 31, 2022. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to continue to grow for the remainder of 2023 with omnichannel video, which is the combination of short form video and OTT/CTV, as our primary growth driver.
Cost of revenue increased $5.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $3.2 million increase in depreciation of data center equipment and amortization of internal-use software, a $1.8 million increase in data centers costs, a $0.4 million increase in support and maintenance costs, and a $0.4 million increase in personnel costs as headcount increased. Overall, our cost of revenue per impression processed for the three months ended March 31, 2023 decreased by approximately 7% compared to the three months ended March 31, 2022.
Our gross margin of 57% for the three months ended March 31, 2023 decreased compared to 67% for the three months ended March 31, 2022, primarily due to infrastructure investments from capacity expansion and engineering projects.
We expect the cost of revenue to be higher in 2023 compared to 2022 in absolute dollars as we continue to expand our capacity to process impressions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Technology and Development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Technology and development	$6,517	$4,773	$1,744	37%
Percent of revenue	12%	9%
The increase in technology and development costs for the three months ended March 31, 2023 was primarily due to an increase of $3.2 million in personnel costs as headcount increased, and a $0.4 million increase in facilities costs, partially offset by an increase of $2.1 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2023 compared to 2022 in absolute dollars, primarily due to investment in technological innovation and additional headcount.
Sales and Marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$23,127	$16,456	$6,671	41%
Percent of revenue	42%	30%
Sales and marketing costs for the three months ended March 31, 2023 increased primarily due to a $3.3 million increase in personnel costs, a $2.4 million increase in travel expenses, and a $0.9 million increase in amortization of acquired intangible assets.
We expect sales and marketing expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$12,572	$10,750	$1,822	17%
Percent of revenue	23%	20%
General and administrative expense increased for the three months ended March 31, 2023 primarily due to a $1.6 million increase in personnel costs associated with an increase in headcount and higher stock-based compensation costs.
We expect general and administrative expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to higher compensation.
Interest Income

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$1,891	$122	$1,769	1,450%
Interest income increased for the three months ended March 31, 2023 compared to the prior year period due to the increase in interest rates.

Other Income (Expense), net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(465)	$1,479	$(1,944)	(131)%
Other income (expense), net decreased for the three months ended March 31, 2023 compared to the prior year period due to currency fluctuations.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(3,375)	$1,403	$(4,778)	(341)%
The difference between the effective tax rate for the three months ended March 31, 2023 of 37% and the federal statutory income tax rate of 21% was related to the effects of stock-based compensation, foreign and state taxes, partially offset by foreign tax credits, and federal and state research credits. The effective income tax rate was 23% for the three months ended March 31, 2022 primarily due to nondeductible stock-based compensation, a higher tax rate in certain foreign countries where we operate, partially offset by deductions for equity awards and for foreign-sourced revenue, changes in tax reserves, and tax benefit for federal and state research credits.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as sales of equity securities and borrowings under our credit facilities. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $173.2 million and net working capital, consisting of current assets less current liabilities, of $192.7 million. As of March 31, 2023, we had retained earnings of $122.1 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” As of March 31, 2023, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program. During the three months ended March 31, 2023, we repurchased 586,830 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $7.9 million. As of March 31, 2023, $67.1 million remained available for future share repurchases under the 2023 Repurchase Program. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. We do not expect this provision to have a material effect on our consolidated financial statements.
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
Senior Secured Credit Facilities Credit Agreement
On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto (the “Lenders”), and Silicon Valley Bank (“SVB”), as administrative agent, lead arranger, issuing lender, and swingline lender. The Credit Agreement matures on October 17, 2027. In connection with the entry into the Credit Agreement, our previous loan and security agreement, as amended, was terminated.
The Credit Agreement provides a revolving credit facility in an aggregate principal amount of $110.0 million (the “Revolving Credit Facility”), including a $25.0 million letter of credit sub-facility and a $25.0 million swingline sub-facility. Our obligations under the Revolving Credit Facility and the letter of credit sub-facility (described in Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) with SVB are secured by substantially all our assets excluding our intellectual property. We may, subject to certain customary conditions, on one or more occasions increase commitments under the Revolving Credit Facility in an amount not to exceed $90.0 million in the aggregate (the “Incremental Facility”). Each Lender will have discretion to determine whether it will participate in any Incremental Facility.
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at our election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. We will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. We may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. We may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise.
Following the SVB closure by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of the former SVB, and assumed all customer deposits and certain other liabilities of the former SVB. As such First Citizen assumed SVB’s obligations under the Credit Agreement.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$12,754	$19,314
Net cash used in investing activities	(18,261)	(27,805)
Net cash provided by (used in) financing activities	(7,615)	453
Net decrease in cash and cash equivalents	$(13,122)	$(8,038)
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
For the three months ended March 31, 2023, net cash provided by operating activities of $12.8 million resulted primarily from adjustments for non-cash expenses of $14.6 million, including $11.4 million for depreciation and amortization and $7.1 million for stock-based compensation, lease expense of $1.5 million, a decrease in accounts receivable of $61.3 million, offset by a net loss of $5.9 million, a decrease in other non-current liabilities of $0.7 million, and a decrease in accounts payable of $55.4 million.
For the three months ended March 31, 2022, net cash provided by operating activities of $19.3 million resulted primarily from net income of $4.8 million, adjustments for non-cash expenses of $10.7 million, including $7.2 million for depreciation and amortization and $5.1 million for stock-based compensation, and a decrease in accounts receivable of $68.6 million, partially offset by a decrease in accounts payable of $58.6 million.
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
For the three months ended March 31, 2023, we used $18.3 million of cash in investing activities, consisting of $1.4 million in purchases of property and equipment (primarily data center infrastructure), $6.0 million of investments in capitalized internal-use software, and a net increase in investments of marketable securities of $10.8 million.
For the three months ended March 31, 2022, we used $27.8 million of cash in investing activities, consisting of $4.2 million of investments in capitalized internal-use software and a net increase in investments of marketable securities of $23.4 million.
Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities of $7.6 million was primarily due to purchases of treasury stock.
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
There were no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
As of March 31, 2023, we had $4.9 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $79.3 million and marketable securities of $93.9 million as of March 31, 2023, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2023. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.5 million in our operating loss for the three months ended March 31, 2023. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.4 million in our operating loss for the three months ended March 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•The recently completed acquisition of ConsultMates, Inc. (dba “Martin”) presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
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
•We are subject to payment-related risks if demand side platform (“DSP”) buyers dispute or do not pay their invoices, and any decreases in payments or in our overall take rate could adversely affect our business, results of operations, and financial condition.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. For example, due to the COVID-19 pandemic and the recession in the United States and global economy in the second quarter of 2020, advertising demand on our platform decreased and did not recover to pre-COVID-19 levels for two months. More recently, macroeconomic factors including inflation, rising interest rates and softening demand in certain verticals have caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, inflation, further changes in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, instability in the global banking system or general uncertainty, in North America, Europe, and Asia, where we do most of our business, could adversely affect our business, results of operations, and financial condition. In addition, the conflict in Ukraine could cause unpredictable economic effects in Europe, including potentially softening general consumer demand. Reductions in overall advertising spending as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the three months ended March 31, 2023 and 2022, 11% and 14%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.

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
•changes in demand due to changes in the macroeconomic environment, including as a result of an economic downturn, recession, inflation, changes in interest rates or foreign exchange rates, disruptions to supply chains, instability in the global banking system or otherwise;
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
The recently completed acquisition of ConsultMates, Inc. (dba “Martin”) presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
In September 2022, we acquired Martin to further augment our SPO capabilities. We have limited experience with such acquisitions, and risks we may face in connection with the integration of the Martin business into our business and operations include:
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
We are subject to payment-related risks if demand side platform (“DSP”) buyers dispute or do not pay their invoices, and any decreases in payments or in our overall take rate could adversely affect our business, results of operations, and financial condition.
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, changes in foreign exchange rates or interest rates, disruption to supply chains, and the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have suffered losses. For example, in early 2019, the advertising company Sizmek declared bankruptcy, which led us to lose approximately $6 million in contracted spending on our platform. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved the 2023 Repurchase Program pursuant to which we may repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024. Although our board of directors has authorized the 2023 Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation, the war in Ukraine and the ongoing COVID-19 pandemic. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
The CCPA has encouraged “copycat” laws and in other states across the country. For example, in March 2020, Virginia passed the Consumer Data Protection Act (the “CDPA”) which took effect in January 2023. The CDPA is enforceable by the Virginia Attorney General and creates individual privacy rights for Virginia residents and increases the privacy obligations of businesses handling sensitive personal data. In July 2021, Colorado passed the Colorado Privacy Act (the “CPA”) which takes effect in July 2023. The CPA is enforceable by the Colorado Attorney General and also creates individual privacy rights for Colorado residents and increases the privacy obligations of business handling personal data. Similar laws have also been enacted into law by Utah and Connecticut, and numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.

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
In October 2022, the Biden administration negotiated new privacy shield terms with EU regulators, and signed an Executive Order in October 2022 directing the steps the United States will take to implement its commitments to the EU/US data privacy framework. The new proposed Privacy Shield terms are subject to further review by the European Commission and EC and member states. Max Schrems, who brought the lawsuit which resulted in the invalidation of Privacy Shield in 2020, has indicated that he will legally challenge these newly proposed Privacy Shield terms. The second mechanism, Standard Contractual Clauses (“SCCs”), an alternative transfer measure that we also offer to our EU customers for extra-EU data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the European Union ensure the data is protected to a standard that is “essentially equivalent” to that in the European Union including, where necessary, by taking “supplementary measures” to protect the data. It remains unclear what “supplementary measures” must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EU data protection authorities may determine that there are no supplementary measures that can legitimize EU-US data transfers. For the time being, we will rely on SCCs for EU-US transfers of EU personal data and explore what “supplementary measures” can implemented to protect EU personal data that is transferred to us in the United States. SCCs also contemplate data received from a third party, but may not cover data that is collected directly on behalf of a third party. In June 2021, the European Commission issued updated Standard Contractual Clauses (“New SCCs”) that require additional information for transnational data transfers. New agreements must incorporate the New SCCs effective September 27, 2021 and existing agreements must incorporate the New SCCs by December 27, 2022. It remains unclear whether SCCs or New SCCs can cover our use of cookies and other tracking technologies placed directly on consumer’s browsers or devices through our publishers or buyers’ websites.

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
On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and the several lenders parties thereto. As of March 31, 2023, we had no outstanding borrowings under the Credit Agreement.
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
Moreover, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and subsequently appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to obtain financing may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.
Our tax liabilities may be greater than anticipated.
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision (benefit) for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations, and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of March 31, 2023, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 66% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchases of our Class A common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2023 – February 28, 2023	—	$—	—	$—
March 1, 2023 – March 31, 2023	586,830	$13.46	586,830	$67,100,000
Total	586,830		586,830
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Advisor Agreement between Jeffrey Hirsch and PubMatic, Inc. dated March 30, 2023					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: May 9, 2023

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)