Form 10-Q
period 2023-06-30
PubMatic, Inc.
filed 2023-08-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, the registrant had 42,655,221 shares of Class A common stock outstanding and 9,212,791 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,537	$92,382
Marketable securities	65,367	82,013
Accounts receivable, net	258,009	314,299
Prepaid expenses and other current assets	14,325	14,784
Total current assets	443,238	503,478
Property, equipment and software, net	65,663	71,156
Operating lease right-of-use assets	23,306	26,206
Acquisition-related intangible assets, net	6,654	8,299
Goodwill	29,577	29,577
Deferred tax assets	13,264	1,047
Other assets, non-current	1,964	2,412
TOTAL ASSETS	$583,666	$642,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$240,069	$277,414
Accrued liabilities	22,871	18,936
Operating lease liabilities, current	5,840	5,676
Total current liabilities	268,780	302,026
Operating lease liabilities, non-current	18,178	20,915
Other liabilities, non-current	2,180	7,046
TOTAL LIABILITIES	289,138	329,987
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of June 30, 2023 and December 31, 2022; No shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share; 1,000,000 Class A shares authorized as of June 30, 2023 and December 31, 2022; 44,300 shares issued and 42,713 shares outstanding as of June 30, 2023; 43,452 shares issued and outstanding as of December 31, 2022; 1,000,000 Class B shares authorized as of June 30, 2023 and December 31, 2022; 12,369 shares issued and 9,229 shares outstanding as of June 30, 2023; 12,393 shares issued and 9,253 shares outstanding as of December 31, 2022	6	6
Treasury stock, at cost; 4,727 and 3,140 shares as of June 30, 2023 and December 31, 2022, respectively	(34,966)	(11,486)
Additional paid-in capital	213,115	195,677
Accumulated other comprehensive loss	(32)	(9)
Retained earnings	116,405	128,000
TOTAL STOCKHOLDERS’ EQUITY	294,528	312,188
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$583,666	$642,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$63,330	$63,032	$118,737	$117,584
Cost of revenue	25,067	18,974	48,930	36,966
Gross profit	38,263	44,058	69,807	80,618
Operating expenses:
Technology and development	6,730	5,075	13,247	9,847
Sales and marketing	19,810	18,212	42,937	34,667
General and administrative(1)	18,857	10,977	31,429	21,727
Total operating expenses	45,397	34,264	87,613	66,241
Operating income (loss)	(7,134)	9,794	(17,806)	14,377
Interest income	2,176	325	4,067	448
Other income (expense), net	(221)	(373)	(686)	1,103
Income (loss) before income taxes	(5,179)	9,746	(14,425)	15,928
Provision (benefit) for income taxes	545	1,927	(2,830)	3,330
Net income (loss)	$(5,724)	$7,819	$(11,595)	$12,598

Basic net income (loss) per share of Class A and Class B stock	$(0.11)	$0.15	$(0.22)	$0.24
Diluted net income (loss) per share of Class A and Class B stock	$(0.11)	$0.14	$(0.22)	$0.22
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	52,029	52,155	52,383	52,033
Diluted	52,029	56,847	52,383	56,868

(1)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a Demand Side Platform (“DSP”) buyer of our platform that filed for Chapter 11 bankruptcy.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(5,724)	$7,819	$(11,595)	$12,598
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(40)	(148)	(23)	(351)
Comprehensive income (loss)	$(5,764)	$7,671	$(11,618)	$12,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	52,705	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	7,606	—	—	7,606
Exercise of stock options	109	—	—	314	—	—	314
Repurchase of shares	(587)	—	(7,898)	—	—	—	(7,898)
Issuance of common stock related to RSU vesting	96	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(5,871)	(5,871)
Balance as of March 31, 2023	52,323	6	(19,384)	203,597	8	122,129	306,356
Stock-based compensation	—	—	—	7,924	—	—	7,924
Exercise of stock options	281	—	—	623	—	—	623
Repurchase of shares	(999)	—	(15,582)	—	—	—	(15,582)
Issuance of common stock related to employee stock purchase plan	65	—	—	971	—	—	971
Issuance of common stock related to RSU vesting	272	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(5,724)	(5,724)
Balance as of June 30, 2023	51,942	$6	$(34,966)	$213,115	$(32)	$116,405	$294,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	51,855	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	131	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance as of March 31, 2022	52,011	6	(11,486)	175,351	(239)	104,074	267,706
Stock-based compensation	—	—	—	5,780	—	—	5,780
Exercise of stock options	96	—	—	357	—	—	357
Issuance of common stock related to employee stock purchase plan	142	—	—	2,402	—	—	2,402
Issuance of common stock related to RSU vesting	90	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	7,819	7,819
Balance as of June 30, 2022	52,338	$6	$(11,486)	$183,890	$(387)	$111,893	$283,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,595)	$12,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,330	14,505
Unrealized gain on equity investment	—	(458)
Stock-based compensation	14,325	10,527
Provision for doubtful accounts	5,675	—
Deferred income taxes	(13,555)	(2,396)
Accretion of discount on marketable securities	(2,042)	(15)
Non-cash operating lease expense	3,067	2,998
Other	4	99
Changes in operating assets and liabilities:
Accounts receivable	41,743	22,942
Prepaid expenses and other assets	907	547
Accounts payable	(30,078)	(13,698)
Accrued liabilities	1,875	(5,565)
Operating lease liabilities	(2,740)	(2,385)
Other liabilities, non-current	(1,314)	83
Net cash provided by operating activities	28,602	39,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,552)	(12,384)
Capitalized software development costs	(9,919)	(6,777)
Purchases of marketable securities	(46,715)	(82,616)
Proceeds from sales of marketable securities	18,873	—
Proceeds from maturities of marketable securities	46,500	28,200
Net cash provided by (used in) investing activities	6,187	(73,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	971	2,402
Proceeds from exercise of stock options	937	838
Principal payments on finance lease obligations	(62)	(56)
Payments to acquire treasury stock	(23,480)	—
Net cash provided by (used in) financing activities	(21,634)	3,184
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,155	(30,611)
CASH AND CASH EQUIVALENTS - Beginning of period	92,382	82,505
CASH AND CASH EQUIVALENTS - End of period	$105,537	$51,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$10,499	$1,842
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$1,205	$722
Property and equipment included in accounts payable and accrued liabilities	$2,350	$6,837
Capitalized software costs included in accounts payable and accrued liabilities	$1,685	$1,047
Business combination purchase consideration - indemnification claims holdback	$2,148	$—
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2023, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended June 30, 2023 and 2022, one publisher represented less than 10% and 12%, respectively, and 10% and 13% for the six months ended June 30, 2023 and 2022, respectively, of the Company’s revenue. As of June 30, 2023, two buyers accounted for 30% and 19%, respectively, of accounts receivable. As of December 31, 2022, three buyers accounted for 33%, 15%, and 11%, respectively, of accounts receivable.

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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses, beginning balance	$1,765	$1,765	$1,765	$1,765
Increase in provision for expected credit losses	14,547	—	14,547	—
Write-offs	(1,467)	—	(1,467)	—
Allowance for credit losses, ending balance	$14,845	$1,765	$14,845	$1,765
During the three and six months ended June 30, 2023, the provision for expected credit losses associated with accounts receivable increased by $14.5 million relating to uncollectible receivables for a DSP buyer of the Company’s platform that filed for Chapter 11 bankruptcy on June 30, 2023. Of the total uncollectible receivables from the DSP buyer of $14.5 million, $8.8 million was subject to chargeback to publishers of the Company and recorded as contra payable to publishers related to expected recoveries. The result was $5.7 million of bad debt expense for the three and six months ended June 30, 2023.
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

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$83,097	$—	$—	$83,097
Certificates of deposit	—	10,305	—	10,305
Cash equivalents	83,097	10,305	—	93,402
Commercial paper	—	41,804	—	41,804
Agency debt securities	—	14,720	—	14,720
U.S. Treasury and government debt securities	—	8,843	—	8,843
Marketable securities	—	65,367	—	65,367
Total financial assets	$83,097	$75,672	$—	$158,769

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,884	$—	$—	$48,884
Certificates of deposit	—	4,169	—	4,169
Cash equivalents	48,884	4,169	—	53,053
Commercial paper	—	63,483	—	63,483
Agency debt securities	—	5,778	—	5,778
U.S. Treasury and government debt securities	—	12,752	—	12,752
Marketable securities	—	82,013	—	82,013
Total financial assets	$48,884	$86,182	$—	$135,066
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

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$41,804	$—	$—	$41,804
Agency debt securities	14,732	—	(12)	14,720
U.S. Treasury and government debt securities	8,863	—	(20)	8,843
Total	$65,399	$—	$(32)	$65,367

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$63,483	$—	$—	$63,483
Agency debt securities	5,762	17	—	5,779
U.S. Treasury and government debt securities	12,777	2	(28)	12,751
Total	$82,022	$19	$(28)	$82,013
The remaining contractual maturity of all marketable securities was within one year as of June 30, 2023 and December 31, 2022. Realized gains and losses were immaterial for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Internal-use software	$51,830	$40,794
Network hardware, computer equipment and software	132,619	129,212
Leasehold improvements	4,548	4,026
Furniture and fixtures	2,126	2,087
Property, equipment and software, gross	191,123	176,119
Less: accumulated depreciation and amortization	(125,460)	(104,963)
Total property, equipment and software, net	$65,663	$71,156
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $7.2 million and $4.9 million for the three months ended June 30, 2023 and 2022, respectively, and $14.6 million and $9.9 million for the six months ended June 30, 2023 and 2022, respectively.
The Company capitalized $5.4 million and $3.5 million in software development costs during the three months ended June 30, 2023 and 2022, respectively, and $10.8 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense of internal-use software was $3.3 million and $2.4 million during the three months ended June 30, 2023 and 2022, respectively, and $6.1 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the six months ended June 30, 2023 and 2022, respectively.

Accounts Payable
Accounts payable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payable to publishers	$226,551	$266,506
Trade and other payables	13,518	10,908
Total accounts payable	$240,069	$277,414
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$12,615	$14,587
Accrued and other current liabilities	10,256	4,349
Total accrued liabilities	$22,871	$18,936
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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of June 30, 2023, the applicable interest rate under the revolving credit facility was 7.00%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,834	$1,923	$3,668	$3,300
Finance lease cost	48	48	95	96
Total lease cost	$1,882	$1,971	$3,763	$3,396
As of June 30, 2023, a weighted average discount rate of 3.26% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 4.2 and 4.8 years, respectively, as of June 30, 2023.
As of June 30, 2023, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2023	$3,330	$70	$3,400
2024	6,587	145	6,732
2025	5,148	149	5,297
2026	5,361	153	5,514
2027	4,260	158	4,418
Thereafter	997	41	1,038
Total minimum lease payments	25,683	716	26,399
Less: imputed interest	(1,665)	(37)	(1,702)
Total present value of lease liabilities	$24,018	$679	$24,697

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
Note 8 - Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$1,246	$6,654
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$2,246	$6,654

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$456	$7,444
Customer relationships	1,000	145	855
Total acquisition-related intangible assets	$8,900	$601	$8,299
The weighted average remaining useful life of developed technology was 4.25 years as of June 30, 2023. Amortization expense related to acquisition-related intangibles was $0.4 million for the three months ended June 30, 2023 and $1.6 million for the six months ended June 30, 2023.
As of June 30, 2023, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2023	$790
2024	1,580
2025	1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$6,654

Note 9 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three and six months ended June 30, 2023, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Letters of Credit
As of June 30, 2023 and December 31, 2022, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively.
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
Note 10 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). As of June 30, 2023, $51.5 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
In accordance with the authorization of the Company’s board of directors, during the three and six months ended June 30, 2023, the Company repurchased 999,366 and 1,586,196 aggregate shares of Class A common stock for $15.6 million and $23.5 million, respectively.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program is scheduled to terminate on December 31, 2024.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of June 30, 2023, the Company has reserved 6,653,813 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	6,476	$7.38	6.10	$55,516
Options granted	1,375	15.33
Options exercised	(390)	2.40
Options canceled	(160)	17.02
Options expired	(16)	33.92
Outstanding as of June 30, 2023	7,285	$8.88	6.29	$82,416
Vested and exercisable as of June 30, 2023	5,246	$5.84	5.33	$73,135
As of June 30, 2023, unrecognized stock-based compensation of $19.5 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.59 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,582	$26.49
Granted	2,278	$16.03
Vested	(368)	$23.90
Canceled or forfeited	(216)	$18.98
Unvested as of June 30, 2023	3,276	$20.00
As of June 30, 2023, unrecognized stock-based compensation of $60.0 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.04 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of June 30, 2023, the Company had reserved 464,796 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of June 30, 2023, $0.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the six months ended June 30, 2023, there were 65,092 shares of our Class A common stock purchased under the ESPP.
As of June 30, 2023, unrecognized stock-based compensation expense related to the ESPP was $1.1 million, which is expected to be recognized over a weighted-average period of 0.92 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$387	$327	$702	$605
Technology and development	1,089	907	2,097	1,784
Sales and marketing	2,614	2,098	5,323	4,005
General and administrative	3,176	2,059	6,203	4,133
Total stock-based compensation expense	7,266	5,391	14,325	10,527
Tax benefit from stock-based compensation	(1,390)	(875)	(2,708)	(1,706)
Total stock-based compensation expense, net of tax effect	$5,876	$4,516	$11,617	$8,821
Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic	$(5,724)	$7,819	$(11,595)	$12,598
Denominator:
Weighted average shares outstanding – basic	52,029	52,155	52,383	52,033
Options to purchase common stock	—	4,686	—	4,807
Restricted stock	—	6	—	5
Employee stock purchase plan shares	—	—	—	23
Weighted average shares outstanding – diluted	52,029	56,847	52,383	56,868
Net income (loss) per share attributable to common stockholders – diluted	$(0.11)	$0.14	$(0.22)	$0.22
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	2,239	1,051	2,066	982
Unvested restricted stock units	890	1,349	1,671	1,001
ESPP	58	43	75	33
Total common stock equivalents excluded from net income per share attributable to common stockholders – diluted	3,187	2,443	3,812	2,016
Note 12 – Income Taxes
The Company computes its provision (benefit) for income taxes by applying the estimated annual effective tax rate to pretax income and adjusts the provision for discrete tax items recorded in the period.
The Company recorded a provision for income taxes of $0.5 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and an income tax benefit of $2.8 million and provision for income taxes of $3.3 million for the six months ended June 30, 2023 and 2022, respectively.
The effective income tax rate was (11)% and 20% for the three months ended June 30, 2023 and 2022, respectively, and 20% and 21% for the six months ended June 30, 2023 and 2022, respectively. The income tax benefit for the six months ended June 30, 2023 is related to an increase in U.S. year-to-date pre-tax book loss and tax benefit from foreign-derived intangible income (FDII), foreign tax credit and research tax credit, partially offset by an increase in tax expense primarily related to nondeductible stock-based compensation, global intangible low-taxed income (GILTI), and Section 162(m) limitation on the tax deductibility of officers compensation.
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

Note 13 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$37,891	$38,278	$70,531	$71,046
EMEA	19,815	17,044	37,659	31,685
APAC	4,484	6,775	8,462	12,896
Rest of the world	1,140	935	2,085	1,957
Total	$63,330	$63,032	$118,737	$117,584
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2023	December 31, 2022
United States	$75,125	$80,021
Rest of the world	13,844	17,341
Total	$88,969	$97,362
Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.7 million in matching contributions to the 401(k) Plan for each of the six months ended June 30, 2023 and 2022.

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
In June 2023, our platform efficiently processed approximately 537 billion ad impressions daily, each in a fraction of a second. As of June 30, 2023, we served approximately 1,750 publishers and app developers representing over 94,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. Our net dollar-based retention rate of 100% for the trailing twelve months ended June 30, 2023 decreased from 130% for the trailing twelve months ended June 30, 2022, primarily due to a decline in run rate from one of our publishers.
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
In the second quarter of 2023, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 73% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
Macroeconomic Factors and COVID-19
Ongoing interest rate increases, foreign currency fluctuation, persistent inflation in the U.S. and other markets globally, recent turmoil in the global banking and finance system and lingering effects of the COVID-19 pandemic, including the global slowdown of economic activity and disruptions to the advertising and marketing activities, may increase the risk of economic volatility and dislocation in the capital or credit markets in the U.S. or globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
See “Risk Factors” for further discussion of the risks related to the COVID-19 pandemic, inflation, rising interest rates, and foreign currency fluctuations on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$63,330	$63,032	$118,737	$117,584
Operating income (loss)(2)	$(7,134)	$9,794	$(17,806)	$14,377
Net income (loss)(2)	$(5,724)	$7,819	$(11,595)	$12,598
Adjusted EBITDA(1)(2)	$11,991	$23,048	$20,379	$40,054
Net cash provided by operating activities(2)	$15,848	$20,468	$28,602	$39,782
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a Demand Side Platform (“DSP”) buyer of our platform that filed for Chapter 11 bankruptcy.

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 48.8 trillion and 36.2 trillion for the three months ended June 30, 2023 and 2022, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 530 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 100% for the trailing twelve months ended June 30, 2023 and 130% for the trailing twelve months ended June 30, 2022.

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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income (loss)(2)	$(5,724)	$7,819	$(11,595)	$12,598
Add back (deduct):
Stock-based compensation	7,266	5,391	14,325	10,527
Depreciation and amortization	10,898	7,321	22,330	14,505
Unrealized gain (loss) on equity investment	—	915	—	(458)
Interest income	(2,176)	(325)	(4,067)	(448)
Acquisition-related and other expenses (1)	1,182	—	2,216	—
Provision (benefit) for income taxes	545	1,927	(2,830)	3,330
Adjusted EBITDA	$11,991	$23,048	$20,379	$40,054
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
(2)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations:
Revenue	$63,330	$63,032	$118,737	$117,584
Cost of revenue(1)	25,067	18,974	48,930	36,966
Gross profit	38,263	44,058	69,807	80,618
Operating expenses(1):
Technology and development	6,730	5,075	13,247	9,847
Sales and marketing	19,810	18,212	42,937	34,667
General and administrative(2)	18,857	10,977	31,429	21,727
Total operating expenses	45,397	34,264	87,613	66,241
Operating income (loss)	(7,134)	9,794	(17,806)	14,377
Interest income	2,176	325	4,067	448
Other income (expense), net	(221)	(373)	(686)	1,103
Income (loss) before income taxes	(5,179)	9,746	(14,425)	15,928
Provision (benefit) for income taxes	545	1,927	(2,830)	3,330
Net income (loss)	$(5,724)	$7,819	$(11,595)	$12,598
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$387	$327	$702	$605
Technology and development	1,089	907	2,097	1,784
Sales and marketing	2,614	2,098	5,323	4,005
General and administrative	3,176	2,059	6,203	4,133
Total stock-based compensation expense	$7,266	$5,391	$14,325	$10,527

(2)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	40	30	41	31
Gross profit	60	70	59	69
Operating expenses:
Technology and development	11	8	11	8
Sales and marketing	31	29	36	29
General and administrative	30	17	26	18
Total operating expenses	72	54	73	55
Operating income (loss)	(12)	16	(14)	14
Interest income	3	—	3	—
Other income (expense), net	—	(1)	(1)	—
Income (loss) before income taxes	(9)	15	(12)	14
Provision (benefit) for income taxes	—	3	(2)	3
Net income (loss)	(9)%	12%	(10)%	11%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$63,330	$63,032	$298	—%
Cost of revenue	25,067	18,974	6,093	32%
Gross profit	$38,263	$44,058	$(5,795)	(13)%
Gross profit margin	60%	70%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$118,737	$117,584	$1,153	1%
Cost of revenue	48,930	36,966	11,964	32%
Gross profit	$69,807	$80,618	$(10,811)	(13)%
Gross profit margin	59%	69%
Revenue for the three months ended June 30, 2023 increased by $0.3 million, or —%, compared to the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 increased by $1.2 million, or 1%. The increase was primarily driven by increased impressions processed on our platform, launches of new offerings, and growth in customer relationships. However, our business was impacted by the macro environment and uncertainty in the markets.
As of June 30, 2023, we served approximately 1,750 publishers and app developers worldwide on our platform, which represented over 69,000 domains and 25,000 apps in total, compared to approximately 1,550 publishers and app developers worldwide, which represented approximately 63,000 domains and 24,000 apps in total as of June 30, 2022. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
Our revenues may be affected by macroeconomic conditions for the remainder of 2023, and the magnitude of this impact on our future revenues is difficult to predict. We expect incremental disruption in the industry due to the bankruptcy of one of our DSP buyers, which is likely to negatively impact our revenues in the near term; however, in the long term, we do not expect this to have a material effect on our business.

Cost of revenue increased $6.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a $2.9 million increase in depreciation of data center equipment and amortization of internal-use software, a $2.2 million increase in data centers costs, a $0.4 million increase in support and maintenance costs, and a $0.4 million increase in personnel costs as headcount increased. Overall, our cost of revenue per impression processed for the three months ended June 30, 2023 decreased by approximately 2% compared to the three months ended June 30, 2022.
Cost of revenue increased $12.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a $5.7 million increase in depreciation of data center equipment and amortization of internal use software, a $4.0 million increase in data center costs, a $0.8 million increase in support and maintenance costs, a $0.8 million increase in amortization of acquired intangible assets, and a $0.8 million increase in personnel costs as headcount increased.
Our gross margin of 60% for the three months ended June 30, 2023 decreased compared to 70% for the three months ended June 30, 2022, and our gross margin of 59% for the six months ended June 30, 2023 decreased compared to 69% for the six months ended June 30, 2022 primarily due to infrastructure investments from capacity expansion and engineering projects.
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
Technology and Development

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Technology and development	$6,730	$5,075	$1,655	33%
Percent of revenue	11%	8%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Technology and development	$13,247	$9,847	$3,400	35%
Percent of revenue	11%	8%
The increase in technology and development costs for the three months ended June 30, 2023 was primarily due to an increase of $3.2 million in personnel costs as headcount increased, and a $0.3 million increase in facilities costs, partially offset by an increase of $2.0 million related to the capitalization of internal-use software.
The increase in technology and development costs for the six months ended June 30, 2023 was primarily due to an increase of $6.4 million in personnel costs as headcount increased, and a $0.7 million increase in facilities costs, partially offset by an increase of $4.1 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2023 compared to 2022 in absolute dollars, primarily due to investment in technological innovation and additional headcount.

Sales and Marketing

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$19,810	$18,212	$1,598	9%
Percent of revenue	31%	29%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$42,937	$34,667	$8,270	24%
Percent of revenue	36%	29%
Sales and marketing costs for the three months ended June 30, 2023 increased primarily due to a $1.7 million increase in personnel costs.
Sales and marketing costs for the six months ended June 30, 2023 increased primarily due to a $4.9 million increase in personnel costs, a $2.1 million increase in travel expenses, and a $0.9 million increase in amortization of acquired intangible assets.
We expect sales and marketing expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$18,857	$10,977	$7,880	72%
Percent of revenue	30%	17%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$31,429	$21,727	$9,702	45%
Percent of revenue	26%	18%
General and administrative expense increased for the three months ended June 30, 2023 primarily due to a $5.7 million increase in provision for bad debt relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy, and a $1.9 million increase in personnel costs including higher stock-based compensation costs.
General and administrative expense increased for the six months ended June 30, 2023 primarily due to a $5.7 million increase in provision for bad debt relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy, and a $3.6 million increase in personnel costs including higher stock-based compensation costs.
We expect general and administrative expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to higher compensation.
Interest Income

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$2,176	$325	$1,851	570%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$4,067	$448	$3,619	808%

Interest income increased for the three and six months ended June 30, 2023 compared to the prior year period due to the increase in interest rates.

Other Income (Expense), net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(221)	$(373)	$152	(41)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(686)	$1,103	$(1,789)	(162)%
Other income (expense), net increased for the three and six months ended June 30, 2023 compared to the prior year period due to currency fluctuations.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$545	$1,927	$(1,382)	(72)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(2,830)	$3,330	$(6,160)	(185)%
The difference between the effective tax rate for the three months ended June 30, 2023 of (11)% and the federal statutory income tax rate of 21% was related to the tax benefit from foreign-derived intangible income (FDII), foreign tax credit and research tax credit partially offset by an increase in nondeductible stock-based compensation, global intangible low-taxed income (GILTI), and Section 162(m) limitation on the tax deductibility of officers compensation. The effective income tax rate was 20% for the three months ended June 30, 2022 due to an increase in FDII deduction, benefit for foreign, federal and state tax credits, partially offset by nondeductible stock-based compensation, Section 162(m) limitation, GILTI inclusion, and a higher tax rate in certain foreign countries where the Company operates.
The difference between the effective tax rate for the six months ended June 30, 2023 of 20% and the federal statutory income tax rate of 21% was related to the tax benefit from foreign-derived intangible income (FDII), foreign tax credit and research tax credit partially offset by an increase in nondeductible stock-based compensation, global intangible low-taxed income (GILTI), and Section 162(m) limitation on the tax deductibility of officers compensation. The effective income tax rate was 21% for the six months ended June 30, 2022 was primarily due to an increase in FDII deduction, benefit for foreign, federal and state tax credits, partially offset by nondeductible stock-based compensation, Section 162(m) limitation, GILTI inclusion, and a higher tax rate in certain foreign countries where the Company operates.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $170.9 million and net working capital, consisting of current assets less current liabilities, of $174.5 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” As of June 30, 2023, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program. During the six months ended June 30, 2023, we repurchased 1,586,196 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $23.5 million. As of June 30, 2023, $51.5 million remained available for future share repurchases under the 2023 Repurchase Program. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. We do not expect this provision to have a material effect on our consolidated financial statements.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$28,602	$39,782
Net cash provided by (used in) investing activities	6,187	(73,577)
Net cash provided by (used in) financing activities	(21,634)	3,184
Net increase (decrease) in cash and cash equivalents	$13,155	$(30,611)
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
For the six months ended June 30, 2023, net cash provided by operating activities of $28.6 million resulted primarily from adjustments for non-cash expenses of $29.8 million, including $22.3 million for depreciation and amortization and $14.3 million for stock-based compensation, provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy, a decrease in accounts receivable of $41.7 million, offset by a net loss of $11.6 million, and a decrease in accounts payable of $30.1 million.
For the six months ended June 30, 2022, net cash provided by operating activities of $39.8 million resulted primarily from net income of $12.6 million, adjustments for non-cash expenses of $25.3 million, including $14.5 million for depreciation and amortization and $10.5 million for stock-based compensation, and a decrease in accounts receivable of $22.9 million, partially offset by a decrease in accounts payable of $13.7 million.
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
For the six months ended June 30, 2023, net cash provided by investing activities of $6.2 million was primarily due to sales of marketable securities prior to maturity of $18.9 million, and decreases due to $2.6 million in purchases of property and equipment (primarily data center infrastructure), and $9.9 million of investments in capitalized internal-use software.

For the six months ended June 30, 2022, we used $73.6 million of cash in investing activities, consisting of $12.4 million in purchases of property and equipment (primarily data center infrastructure), $6.8 million of investments in capitalized internal-use software and a net increase in investments of marketable securities of $54.4 million.
Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities of $21.6 million was primarily due to purchases of treasury stock.
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
As of June 30, 2023, we had $4.4 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Besides the adoption of new accounting pronouncements and update to our allowance for credit losses as included within "Note 2 – Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $105.5 million and marketable securities of $65.4 million as of June 30, 2023, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of June 30, 2023. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.9 million in our operating loss for the six months ended June 30, 2023. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.9 million in our operating loss for the six months ended June 30, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A relatively small number of premium publishers have historically accounted for a significant portion of the ad impressions sold on our platform, as well as a significant portion of our revenue from publishers, including a relatively small number of channel partners. In particular, for the six months ended June 30, 2023 and 2022, 10% and 13%, respectively, of our revenue was derived from ad impressions sold on our platform from our largest publisher, Yahoo. We have no minimum commitments from publishers, so the amount, quality, and cost of ad impressions available to us can change at any time, and we cannot assure you that we will have access to a consistent volume or quality of ad impressions at a reasonable cost, or at all. We expect to depend upon a relatively small number of premium publishers and channel partners for the foreseeable future. To support our continued growth, we will seek to add additional publishers to our platform, and to expand current utilization with our existing publishers. Any disruptions in our relationships with premium publishers or largest channel partners could adversely affect our business, results of operations, and financial condition. If we cannot retain or add individual publishers with valuable ad impressions, or if such publishers decide not to make their valuable ad impressions available to us, then our buyers may be less inclined to use our platform, which could adversely affect our business, results of operations, and financial condition.

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
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, changes in foreign exchange rates or interest rates, disruption to supply chains, and the COVID-19 pandemic and resulting economic impact, as many of our buyers are experiencing financial difficulties and liquidity constraints. In certain cases, buyers have been unable to timely make payments and we have suffered losses. For example, in early 2019, the advertising company Sizmek declared bankruptcy, which led us to lose approximately $6 million in contracted spending on our platform. In addition, in June 2023, one of our DSP buyers filed for Chapter 11 bankruptcy, which led us to record bad debt expense of $5.7 million. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We currently incorporate artificial intelligence (“AI”) solutions into our specialized cloud software, including audience solutions, and these applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the sensitive data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications for analysis of sensitive data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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
In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or other more restrictive regulations were to be adopted in the United States, less data would be available, and the cost of data would be higher. California enacted legislation, the California Consumer Privacy Act (the “CCPA”) that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. On January 1, 2023, a new privacy law, the California Privacy Rights Act (the “CPRA”) amended and expanded the CCPA. The CPRA generally requires covered businesses to, among other things, provide new disclosures to California consumers, businesses and employees and affords California consumers, businesses and employees, new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.
We cannot yet fully predict the impact of the CCPA and CPRA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our customers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.
The CCPA and CPRA have encouraged a number of proposals for new federal and state privacy legislation. At least eight additional states have recently passed personal information laws: the Virginia’s Consumer Data Protection Act, which went in effect on January 1, 2023; the Colorado Privacy Act, which went in effect on July 1, 2023; the Connecticut Data Privacy Act which went into effect on July 1, 2023; the Utah Consumer Privacy Act which goes into effect on December 31, 2023; the Iowa Consumer Data Protection Act which goes into effect on December 31, 2023; the Montana Consumer Data Protection Act which goes into effect on October 1, 2024; the Indiana Consumer Data Protection Act which goes into effect on January 1, 2026; and the Tennessee Information Protection Act which goes into effect on July 1, 2025. Furthermore, as of June 2023, at least four additional states have active, pending privacy bills.

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

In October 2022, the Biden administration negotiated new privacy shield terms with EU regulators, and signed an Executive Order in October 2022 directing the steps the United States will take to implement its commitments to the EU/US data privacy framework. The new proposed Privacy Shield terms are subject to further review by the European Commission and EC and member states. Max Schrems, who brought the lawsuit which resulted in the invalidation of Privacy Shield in 2020, has indicated that he will legally challenge these newly proposed Privacy Shield terms. The second mechanism, Standard Contractual Clauses (“SCCs”), an alternative transfer measure that we also offer to our EU customers for extra-EU data transfers, was upheld as a valid legal mechanism for transnational data transfer. However, the ruling requires that European organizations seeking to rely on the SCCs to export data out of the European Union ensure the data is protected to a standard that is “essentially equivalent” to that in the European Union including, where necessary, by taking “supplementary measures” to protect the data. It remains unclear what “supplementary measures” must be taken to allow the lawful transfer of personal data to the United States, and it is possible that EU data protection authorities may determine that there are no supplementary measures that can legitimize EU-US data transfers. For the time being, we will rely on SCCs for EU-US transfers of EU personal data and explore what “supplementary measures” can implemented to protect EU personal data that is transferred to us in the United States. SCCs also contemplate data received from a third party, but may not cover data that is collected directly on behalf of a third party. In June 2021, the European Commission issued updated Standard Contractual Clauses (“New SCCs”) that require additional information for transnational data transfers. New agreements must incorporate the New SCCs effective September 27, 2021 and existing agreements must incorporate the New SCCs by December 27, 2022. It remains unclear whether SCCs or New SCCs can cover our use of cookies and other tracking technologies placed directly on consumer’s browsers or devices through our publishers or buyers’ websites. We are currently tracking recent developments regarding the European Commission’s July 10, 2023 adoption of an adequacy decision for the EU-US Data Privacy Framework, a cooperative effort between U.S. and European officials to overcome the security issues raised by the EU-US Privacy Shield regarding personal transfers from the EU to the United States. While we don’t anticipate any immediate changes in our current operations, we will observe how legal challenges may shape this framework and how it may lead to opportunities that will facilitate cross-border personal data flows between the EU and the United States and potentially result in lower costs to conduct business.
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
On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and the several lenders parties thereto. As of June 30, 2023, we had no outstanding borrowings under the Credit Agreement.
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
Changes in U.S. federal, state or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could affect our tax expense, operating results, and/or cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) eliminated the option to immediately deduct research and development expenditures in the year incurred and required taxpayers to amortize such costs incurred in the U.S. over five years, and in foreign jurisdictions over fifteen years. In addition, President Biden recently signed the Inflation Reduction Act of 2022 (“Inflation Act”) that will impose a 15% corporate alternative minimum tax and 1% excise tax on repurchases of corporate stock. We are currently evaluating the various provisions of the Inflation Act, but do not anticipate it will have a material effect on the condensed consolidated financial statements. Such tax law changes may have an adverse effect on our cash taxes and as a result, our operating results, financial condition, and/or cash flows. The issuance of additional guidance related to the Tax Act, or other actions by governments in the United States or globally could significantly increase our tax obligations and the effective tax rate in future periods.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of June 30, 2023, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 65% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchases of our Class A common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2023 – April 30, 2023	481,950	$14.05	481,950	$60,328,049
May 1, 2023 – May 31, 2023	281,516	$16.21	281,516	$55,764,752
June 1, 2023 – June 30, 2023	235,900	$17.99	235,900	$51,519,780
Total	999,366		999,366

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the second quarter of 2023, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Paulina Klimenko (2)	Chief Growth Officer	Adopted	5/11/2023	X (1)		139,637	7/12/2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1)The 10b5-1 plan included a representation from the officer to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material non-public information of which the officer was unaware, or with respect to any material non-public information acquired by the officer or the Company after the date of the representation.
(2)The aggregate number of RSU Shares that will be available for sale under the plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying Ms. Klimenko's RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1**	Offer Letter, effective as of June 5, 2023, by and between the Registrant and Lisa Gimbel					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
** Indicates a management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2023

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)