Form 10-Q
period 2023-09-30
PubMatic, Inc.
filed 2023-11-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 41,603,870 shares of Class A common stock outstanding and 9,158,315 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$97,730	$92,382
Marketable securities	73,623	82,013
Accounts receivable, net	291,385	314,299
Prepaid expenses and other current assets	11,634	14,784
Total current assets	474,372	503,478
Property, equipment and software, net	61,915	71,156
Operating lease right-of-use assets	21,768	26,206
Acquisition-related intangible assets, net	6,259	8,299
Goodwill	29,577	29,577
Deferred tax assets	14,659	1,047
Other assets, non-current	4,436	2,412
TOTAL ASSETS	$612,986	$642,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$273,169	$277,414
Accrued liabilities	25,031	18,936
Operating lease liabilities, current	5,667	5,676
Total current liabilities	303,867	302,026
Operating lease liabilities, non-current	16,809	20,915
Other liabilities, non-current	3,736	7,046
TOTAL LIABILITIES	324,412	329,987
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of September 30, 2023 and December 31, 2022; No shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share; 1,000,000 Class A shares authorized as of September 30, 2023 and December 31, 2022; 44,682 shares issued and 42,034 shares outstanding as of September 30, 2023; 43,452 shares issued and outstanding as of December 31, 2022; 1,000,000 Class B shares authorized as of September 30, 2023 and December 31, 2022; 12,314 shares issued and 9,174 shares outstanding as of September 30, 2023; 12,393 shares issued and 9,253 shares outstanding as of December 31, 2022	6	6
Treasury stock, at cost; 5,788 and 3,140 shares as of September 30, 2023 and December 31, 2022, respectively	(50,804)	(11,486)
Additional paid-in capital	221,205	195,677
Accumulated other comprehensive loss	(12)	(9)
Retained earnings	118,179	128,000
TOTAL STOCKHOLDERS’ EQUITY	$288,574	$312,188
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$612,986	$642,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$63,677	$64,500	$182,414	$182,084
Cost of revenue	26,091	21,591	75,021	58,557
Gross profit	37,586	42,909	107,393	123,527
Operating expenses:
Technology and development	6,634	5,080	19,881	14,928
Sales and marketing	19,513	16,087	62,450	50,755
General and administrative(1)	12,010	12,120	43,439	33,847
Total operating expenses	38,157	33,287	125,770	99,530
Operating income (loss)	(571)	9,622	(18,377)	23,997
Interest income	2,246	596	6,313	1,044
Other income (expense), net	210	(5,494)	(476)	(4,389)
Income (loss) before income taxes	1,885	4,724	(12,540)	20,652
Provision for (benefit from) income taxes	111	1,398	(2,719)	4,728
Net income (loss)	$1,774	$3,326	$(9,821)	$15,924

Basic net income (loss) per share of Class A and Class B stock	$0.03	$0.06	$(0.19)	$0.31
Diluted net income (loss) per share of Class A and Class B stock	$0.03	$0.06	$(0.19)	$0.28
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	51,638	52,436	52,132	52,169
Diluted	55,979	56,944	52,132	56,895

(1)Amounts for the nine months ended September 30, 2023 include a provision for bad debt of $5.7 million relating to a Demand Side Platform (“DSP”) buyer of our platform that filed for Chapter 11 bankruptcy.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,774	$3,326	$(9,821)	$15,924
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	$20	$166	(3)	(185)
Comprehensive income (loss)	$1,794	$3,492	$(9,824)	$15,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	52,705	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	7,606	—	—	7,606
Exercise of stock options	109	—	—	314	—	—	314
Repurchase of shares	(587)	—	(7,898)	—	—	—	(7,898)
Issuance of common stock related to RSU vesting	96	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(5,871)	(5,871)
Balance as of March 31, 2023	52,323	6	(19,384)	203,597	8	122,129	306,356
Stock-based compensation	—	—	—	7,924	—	—	7,924
Exercise of stock options	281	—	—	623	—	—	623
Repurchase of shares	(999)	—	(15,582)	—	—	—	(15,582)
Issuance of common stock related to employee stock purchase plan	65	—	—	971	—	—	971
Issuance of common stock related to RSU vesting	272	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(5,724)	(5,724)
Balance as of June 30, 2023	51,942	6	(34,966)	213,115	(32)	116,405	294,528
Stock-based compensation	—	—	—	7,817	—	—	7,817
Exercise of stock options	78	—	—	273	—	—	273
Repurchase of shares	(1,062)	—	(15,838)	—	—	—	(15,838)
Issuance of common stock related to RSU vesting	250	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	20	—	20
Net income	—	—	—	—	—	1,774	1,774
Balance as of September 30, 2023	51,208	$6	$(50,804)	$221,205	$(12)	$118,179	$288,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	51,855	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	5,469	—	—	5,469
Exercise of stock options	131	—	—	481	—	—	481
Issuance of common stock related to RSU vesting	25	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(203)	—	(203)
Net income	—	—	—	—	—	4,779	4,779
Balance as of March 31, 2022	52,011	6	(11,486)	175,351	(239)	104,074	267,706
Stock-based compensation	—	—	—	5,780	—	—	5,780
Exercise of stock options	96	—	—	357	—	—	357
Issuance of common stock related to employee stock purchase plan	142	—	—	2,402	—	—	2,402
Issuance of common stock related to RSU vesting	90	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	7,819	7,819
Balance as of June 30, 2022	52,338	6	(11,486)	183,890	(387)	111,893	283,916
Stock-based compensation	—	—	—	4,973	—	—	4,973
Exercise of stock options	78	—	—	222	—	—	222
Issuance of common stock related to RSU vesting	93	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	166	—	166
Net income	—	—	—	—	—	3,326	3,326
Balance as of September 30, 2022	52,509	$6	$(11,486)	$189,085	$(221)	$115,219	$292,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,821)	$15,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,731	23,587
Unrealized loss and impairment of equity investment	—	5,948
Stock-based compensation	21,525	15,182
Provision for doubtful accounts	5,675	—
Deferred income taxes	(14,185)	(3,949)
Accretion of discount on marketable securities	(3,061)	(170)
Non-cash operating lease expense	4,605	4,292
Other	3	98
Changes in operating assets and liabilities:
Accounts receivable	8,367	12,626
Prepaid expenses and other assets	3,501	(1,354)
Accounts payable	4,141	4,013
Accrued liabilities	3,214	(4,806)
Operating lease liabilities	(4,282)	(3,985)
Other liabilities, non-current	(966)	448
Net cash provided by operating activities	52,447	67,854
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,424)	(26,961)
Capitalized software development costs	(13,725)	(9,597)
Purchases of marketable securities	(76,932)	(100,113)
Proceeds from sales of marketable securities	18,873	—
Proceeds from maturities of marketable securities	69,500	63,200
Business combination, net of cash acquired	—	(28,085)
Net cash used in investing activities	(7,708)	(101,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	971	2,402
Proceeds from exercise of stock options	1,210	1,060
Principal payments on finance lease obligations	(93)	(88)
Payments to acquire treasury stock	(41,479)	—
Net cash provided by (used in) financing activities	(39,391)	3,374
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,348	(30,328)
CASH AND CASH EQUIVALENTS - Beginning of period	92,382	82,505
CASH AND CASH EQUIVALENTS - End of period	$97,730	$52,177
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$11,518	$7,564
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$1,822	$1,040
Property and equipment included in accounts payable and accrued liabilities	$1,229	$7,550
Capitalized software costs included in accounts payable and accrued liabilities	$2,287	$1,491
Business combination purchase consideration - indemnification claims holdback	$2,148	$2,597
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 30, 2023, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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

Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended September 30, 2023 and 2022, one publisher represented less than 10% and 13%, respectively, and less than 10% and 13% for the nine months ended September 30, 2023 and 2022, respectively, of the Company’s revenue. As of September 30, 2023, two buyers accounted for 32% and 18%, respectively, of accounts receivable. As of December 31, 2022, three buyers accounted for 33%, 15%, and 11%, respectively, of accounts receivable.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses, beginning balance	$14,845	$1,765	$1,765	$1,765
Increase in provision for expected credit losses	—	—	14,547	—
Write-offs	—	—	(1,467)	—
Allowance for credit losses, ending balance	$14,845	$1,765	$14,845	$1,765
During the nine months ended September 30, 2023, the provision for expected credit losses associated with accounts receivable increased by $14.5 million relating to uncollectible receivables for a DSP buyer of the Company’s platform that filed for Chapter 11 bankruptcy on June 30, 2023. Of the total uncollectible receivables from the DSP buyer of $14.5 million, $8.8 million was subject to chargeback to publishers of the Company and recorded as contra payable to publishers related to expected recoveries. The result was $5.7 million of bad debt expense for the nine months ended September 30, 2023.
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

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$67,344	$—	$—	$67,344
Certificates of deposit	—	11,960	—	11,960
Cash equivalents	67,344	11,960	—	79,304
Commercial paper	—	38,903	—	38,903
Agency debt securities	—	14,906	—	14,906
U.S. Treasury and government debt securities	—	19,814	—	19,814
Marketable securities	—	73,623	—	73,623
Total financial assets	$67,344	$85,583	$—	$152,927

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$48,884	$—	$—	$48,884
Certificates of deposit	—	4,169	—	4,169
Cash equivalents	48,884	4,169	—	53,053
Commercial paper	—	63,483	—	63,483
Agency debt securities	—	5,778	—	5,778
U.S. Treasury and government debt securities	—	12,752	—	12,752
Marketable securities	—	82,013	—	82,013
Total financial assets	$48,884	$86,182	$—	$135,066
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

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$38,903	$—	$—	$38,903
Agency debt securities	14,911	—	(5)	14,906
U.S. Treasury and government debt securities	19,821	2	(9)	19,814
Total	$73,635	$2	$(14)	$73,623

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$63,483	$—	$—	$63,483
Agency debt securities	5,762	17	—	5,779
U.S. Treasury and government debt securities	12,777	2	(28)	12,751
Total	$82,022	$19	$(28)	$82,013
The remaining contractual maturity of all marketable securities was within one year as of September 30, 2023 and December 31, 2022. Realized gains and losses were not material for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and 2022, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Internal-use software	$56,859	$40,794
Network hardware, computer equipment and software	134,066	129,212
Leasehold improvements	4,773	4,026
Furniture and fixtures	2,250	2,087
Property, equipment and software, gross	197,948	176,119
Less: accumulated depreciation and amortization	(136,033)	(104,963)
Total property, equipment and software, net	$61,915	$71,156
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $7.2 million and $6.4 million for the three months ended September 30, 2023 and 2022, respectively, and $21.8 million and $16.3 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company capitalized $5.0 million and $3.5 million in software development costs during the three months ended September 30, 2023 and 2022, respectively, and $15.9 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense of internal-use software was $3.8 million and $2.6 million during the three months ended September 30, 2023 and 2022, respectively, and $9.9 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the nine months ended September 30, 2023 and 2022, respectively.

Accounts Payable
Accounts payable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payable to publishers	$249,221	$266,506
Trade and other payables	23,948	10,908
Total accounts payable	$273,169	$277,414
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$15,282	$14,587
Accrued and other current liabilities	9,749	4,349
Total accrued liabilities	$25,031	$18,936
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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of September 30, 2023, the applicable interest rate under the revolving credit facility was 7.52%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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

The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of September 30, 2023, the Company has not drawn down on the credit facility.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,882	$1,759	$5,550	$5,059
Finance lease cost	47	47	142	144
Total lease cost	$1,929	$1,806	$5,692	$5,203
As of September 30, 2023, a weighted average discount rate of 3.26% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 4.0 and 4.5 years, respectively, as of September 30, 2023.
As of September 30, 2023, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2023	$1,665	$35	$1,700
2024	6,565	145	6,710
2025	5,129	149	5,278
2026	5,339	153	5,492
2027	4,254	158	4,412
Thereafter	993	41	1,034
Total minimum lease payments	23,945	681	24,626
Less: imputed interest	(1,469)	(33)	(1,502)
Total present value of lease liabilities	$22,476	$648	$23,124

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
Note 8 - Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$1,641	$6,259
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$2,641	$6,259

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$456	$7,444
Customer relationships	1,000	145	855
Total acquisition-related intangible assets	$8,900	$601	$8,299
The weighted average remaining useful life of developed technology was 4 years as of September 30, 2023. Amortization expense related to acquisition-related intangibles was $0.4 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2023	$395
2024	1,580
2025	1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$6,259

Note 9 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three and nine months ended September 30, 2023, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Letters of Credit
As of September 30, 2023 and December 31, 2022, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively.
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
Note 10 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). As of September 30, 2023, $35.9 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
In accordance with the authorization of the Company’s board of directors, during the three and nine months ended September 30, 2023, the Company repurchased 1,061,762 and 2,647,958 aggregate shares of Class A common stock for $15.6 million and $39.1 million, respectively.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program is scheduled to terminate on December 31, 2024.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of September 30, 2023, the Company has reserved 6,679,859 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	6,476	$7.38	6.10	$55,516
Options granted	1,375	15.33
Options exercised	(468)	2.59
Options canceled	(166)	16.67
Options expired	(16)	32.99
Outstanding as of September 30, 2023	7,201	$8.94	6.03	$46,903
Vested and exercisable as of September 30, 2023	5,453	$6.25	5.20	$44,813
As of September 30, 2023, unrecognized stock-based compensation of $17.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.42 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2022	1,582	$26.49
Granted	2,357	$15.97
Vested	(618)	$22.67
Canceled or forfeited	(313)	$18.54
Unvested as of September 30, 2023	3,008	$19.86
As of September 30, 2023, unrecognized stock-based compensation of $54.2 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.82 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP.
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of September 30, 2023, the Company had reserved 464,796 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of September 30, 2023, $0.7 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the nine months ended September 30, 2023, there were 65,092 shares of our Class A common stock purchased under the ESPP.
As of September 30, 2023, unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a weighted-average period of 0.67 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$387	$256	$1,089	$861
Technology and development	1,112	683	3,209	2,467
Sales and marketing	2,550	1,735	7,873	5,740
General and administrative	3,151	1,981	9,354	6,114
Total stock-based compensation expense	7,200	4,655	21,525	15,182
Tax benefit from stock-based compensation	(1,397)	(1,245)	(4,105)	(2,951)
Total stock-based compensation expense, net of tax effect	$5,803	$3,410	$17,420	$12,231

Note 11 – Net Income (Loss) Per Share Attributable to Common Stockholders
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders – basic	$1,774	$3,326	$(9,821)	$15,924
Denominator:
Weighted average shares outstanding – basic	51,638	52,436	52,132	52,169
Options to purchase common stock	4,000	4,489	—	4,701
Restricted stock	222	19	—	10
Employee stock purchase plan shares	119	—	—	15
Weighted average shares outstanding – diluted	55,979	56,944	52,132	56,895
Net income (loss) per share attributable to common stockholders – diluted	$0.03	$0.06	$(0.19)	$0.28
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	2,269	1,060	2,134	1,008
Unvested restricted stock units	669	1,284	1,337	1,096
ESPP	—	134	50	66
Total common stock equivalents excluded from net income per share attributable to common stockholders – diluted	2,938	2,478	3,521	2,170
Note 12 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The discrete effective tax rate method has been used to calculate taxes for the fiscal three and nine months ended September 30, 2023. The Company has determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the fiscal three and nine months ended September 30, 2023.
The Company recorded a provision for income taxes of $0.1 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and an income tax benefit of $2.7 million and provision for income taxes of $4.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The effective income tax rate was 6% and 30% for the three months ended September 30, 2023 and 2022, respectively, and 22% and 23% for the nine months ended September 30, 2023 and 2022, respectively. The income tax provision for the three months ended September 30, 2023 is related to the net tax benefit primarily related to the 2022 federal tax provision to return adjustments resulting from guidance under the Internal Revenue Service notice 2023-63 and the requirement to capitalize and amortize certain research and development costs under the U.S. Tax Cuts and Jobs Act for 2022 and 2023 tax years, an increase in research tax credits, offset by a decrease in the GILTI provision. The income tax benefit for the nine months ended September 30, 2023 is mainly from foreign-derived intangible income (FDII), research tax credit, and 2022 federal tax provision to return adjustments that were classified as a change in estimate, offset by an increase in tax expense primarily related to nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers’ compensation.

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
Note 13 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$38,077	$40,780	$108,608	$111,826
EMEA	19,686	16,525	57,345	48,210
APAC	4,655	6,456	13,117	19,352
Rest of the world	1,259	739	3,344	2,696
Total	$63,677	$64,500	$182,414	$182,084
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2023	December 31, 2022
United States	$69,240	$80,021
Rest of the world	14,443	17,341
Total	$83,683	$97,362
Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.0 million and $0.9 million in matching contributions to the 401(k) Plan for the nine months ended September 30, 2023 and 2022, respectively.

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
In September 2023, our platform efficiently processed approximately 627 billion ad impressions daily, each in a fraction of a second. As of September 30, 2023, we served over 1,750 publishers and app developers representing over 95,000 individual domains and apps worldwide on our platform across a diverse group of content verticals such as news, e-commerce, gaming, media, weather, fashion, technology, and more, including many of the leading digital companies such as Yahoo, formerly Verizon Media Group, and News Corp. Our net dollar-based retention rate of 97% for the trailing twelve months ended September 30, 2023 decreased from 120% for the trailing twelve months ended September 30, 2022, primarily due to a decline in run rate from one of our publishers.
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

We enter into written service agreements with our DSP buyers that allow them to use our platform to buy ad inventory, however substantially all of our revenues are earned from our publishers. Our platform service agreements with DSPs generally have one-year terms that renew automatically for successive one-year periods, unless terminated prior to renewal. We also negotiate Supply Path Optimization (“SPO”) agreements with agencies and advertisers that encourage these buyers to spend a higher share of their advertising budgets on our platform. SPO agreements typically have a one-year term and renewal terms are generally discussed one quarter prior to a new term. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs.
In the third quarter of 2023, mobile (including mobile video) and video (including OTT/CTV) combined comprised approximately 76% of our revenue. We anticipate mobile to continue increasing as a percentage of our total impressions and revenue in the future. We further expect video to constitute an increasingly important component of our business.
Macroeconomic Factors and COVID-19
Ongoing interest rate increases, foreign currency fluctuation, persistent inflation in the U.S. and other markets globally, the conflicts in Ukraine and Israel, recent turmoil in the global banking and finance system and lingering effects of the COVID-19 pandemic, including the global slowdown of economic activity and disruptions to the advertising and marketing activities, may increase the risk of economic volatility and dislocation in the capital or credit markets in the U.S. or globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
See “Risk Factors” for further discussion of the risks related to the COVID-19 pandemic, inflation, rising interest rates, and foreign currency fluctuations on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue	$63,677	$64,500	$182,414	$182,084
Operating income (loss)(2)	$(571)	$9,622	$(18,377)	$23,997
Net income (loss)(2)	$1,774	$3,326	$(9,821)	$15,924
Adjusted EBITDA(1)(2)	$18,240	$25,137	$36,403	$65,192
Net cash provided by operating activities	$23,845	$28,072	$52,447	$67,854
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)Amounts for the nine months ended September 30, 2023 include a provision for bad debt of $5.7 million relating to a Demand Side Platform (“DSP”) buyer of our platform that filed for Chapter 11 bankruptcy.

Key Factors Affecting Our Performance
We believe our growth and financial performance are dependent on many factors, including those described below.
Growing access to valuable ad impressions
Our recent results have been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 56.0 trillion and 42.1 trillion for the three months ended September 30, 2023 and 2022, respectively.
Monetizing ad impressions for publishers and buyers
We focus on monetizing digital impressions by coordinating daily over a hundred billion real-time auctions and nearly a trillion bids globally, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of over 549 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. By deploying our specialized software and hardware and continuously optimizing our machine learning algorithms, we are able to derive superior outcomes by increasing advertiser return on investment (“ROI”) and publisher revenue, while increasing the cost efficiency of our platform and our customers’ businesses. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Net dollar-based retention rate is an important indicator of publisher satisfaction and usage of our platform, as well as potential revenue for future periods. We calculate our net dollar-based retention rate at the end of each quarter for a cumulative twelve months. We calculate our net dollar-based retention rate by starting with the revenue from publishers in the prior trailing twelve-month period (“Prior Period Revenue”). We then calculate the revenue from these same publishers in the current trailing twelve-month period (“Current Period Revenue”). Current Period Revenue includes any upsells and is net of contraction or attrition, but excludes revenue from new publishers. Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 97% for the trailing twelve months ended September 30, 2023 and 120% for the trailing twelve months ended September 30, 2022.

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

Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income (loss), net cash provided by operating activities, and net income (loss), we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, unrealized gain, loss or impairment of equity investment, interest income, acquisition-related and other expenses, and provision for (benefit from) income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income (loss)(2)	$1,774	$3,326	$(9,821)	$15,924
Add back (deduct):
Stock-based compensation	7,200	4,655	21,525	15,182
Depreciation and amortization	11,401	9,082	33,731	23,587
Unrealized loss and impairment of equity investment	—	6,405	—	5,948
Interest income	(2,246)	(596)	(6,313)	(1,044)
Acquisition-related and other expenses (1)	—	867	—	867
Provision for (benefit from) income taxes	111	1,398	(2,719)	4,728
Adjusted EBITDA	$18,240	$25,137	$36,403	$65,192
_______________
(1)We exclude acquisition-related and other expenses incurred in connection with our acquisition of Martin from Adjusted EBITDA because we do not believe such expenses are reflective of our ongoing core operations. Acquisition-related expenses incurred in connection with our acquisition of Martin include third-party transaction costs. Beginning in the third quarter fiscal 2023, we no longer exclude the impact of post-acquisition cash compensation arrangements for certain key acquired employees from our Adjusted EBITDA calculation. We have updated prior period results for comparability. For additional information, see Note 7, “Business Combination” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(2)Amounts for the nine months ended September 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.
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
Total Other Income (expense), Net
Total other income (expense), net consists of interest income, unrealized loss on equity investment and other income (expense), net. Interest income is generated by investing excess cash into money market accounts and marketable securities. Unrealized loss on equity investment consists of loss on our investment in an equity security. Other income (expense), net consists primarily of gains and losses from foreign currency exchange transactions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$63,677	$64,500	$182,414	$182,084
Cost of revenue(2)	26,091	21,591	75,021	58,557
Gross profit	37,586	42,909	107,393	123,527
Operating expenses(2):
Technology and development	6,634	5,080	19,881	14,928
Sales and marketing	19,513	16,087	62,450	50,755
General and administrative(1)	12,010	12,120	43,439	33,847
Total operating expenses	38,157	33,287	125,770	99,530
Operating income (loss)	(571)	9,622	(18,377)	23,997
Interest income	2,246	596	6,313	1,044
Other income (expense), net	210	(5,494)	(476)	(4,389)
Income (loss) before income taxes	1,885	4,724	(12,540)	20,652
Provision for (benefit from) income taxes	111	1,398	(2,719)	4,728
Net income (loss)	$1,774	$3,326	$(9,821)	$15,924
_______________
(1)Amounts for the nine months ended September 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.
(2)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$387	$256	$1,089	$861
Technology and development	1,112	683	3,209	2,467
Sales and marketing	2,550	1,735	7,873	5,740
General and administrative	3,151	1,981	9,354	6,114
Total stock-based compensation expense	$7,200	$4,655	$21,525	$15,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	41	33	41	32
Gross profit	59	67	59	68
Operating expenses:
Technology and development	10	8	11	8
Sales and marketing	31	25	34	28
General and administrative	19	19	24	19
Total operating expenses	60	52	69	55
Operating income (loss)	(1)	15	(10)	13
Interest income	4	—	3	1
Other income (expense), net	—	(8)	—	(3)
Income (loss) before income taxes	3	7	(7)	11
Provision for (benefit from) income taxes	—	2	(1)	2
Net income (loss)	3%	5%	(6)%	9%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$63,677	$64,500	$(823)	(1)%
Cost of revenue	26,091	21,591	4,500	21%
Gross profit	$37,586	$42,909	$(5,323)	(12)%
Gross profit margin	59%	67%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$182,414	$182,084	$330	—%
Cost of revenue	75,021	58,557	16,464	28%
Gross profit	$107,393	$123,527	$(16,134)	(13)%
Gross profit margin	59%	68%
Revenue for the three months ended September 30, 2023 decreased by $0.8 million, or 1%, compared to the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 increased by $0.3 million, or 0%. Our revenues were primarily driven by increased impressions processed on our platform, launches of new offerings, and growth in customer relationships. Our business continues to be impacted by the macro environment and uncertainty in the markets.
As of September 30, 2023, we served over 1,750 publishers and app developers worldwide on our platform, which represented over 69,000 domains and 26,000 apps in total, compared to approximately 1,600 publishers and app developers worldwide, which represented approximately 79,000 domains and 20,000 apps in total as of September 30, 2022. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
Our revenues may be affected by macroeconomic conditions for the remainder of 2023, and the magnitude of this impact on our future revenues is difficult to predict.

Cost of revenue increased $4.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a $1.8 million increase in depreciation of data center equipment and amortization of internal-use software, a $1.7 million increase in data centers costs, a $0.1 million increase in support and maintenance costs, and a $0.5 million increase in personnel costs as headcount increased. Overall, our cost of revenue per impression processed for the three months ended September 30, 2023 decreased by approximately 9% compared to the three months ended September 30, 2022.
Cost of revenue increased $16.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a $7.5 million increase in depreciation of data center equipment and amortization of internal use software, a $5.7 million increase in data center costs, a $0.9 million increase in support and maintenance costs, a $1.1 million increase in amortization of acquired intangible assets, and a $1.3 million increase in personnel costs as headcount increased.
Our gross margin of 59% for the three months ended September 30, 2023 decreased compared to 67% for the three months ended September 30, 2022, and our gross margin of 59% for the nine months ended September 30, 2023 decreased compared to 68% for the nine months ended September 30, 2022 primarily due to infrastructure investments from capacity expansion and engineering projects.
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
Technology and Development

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Technology and development	$6,634	$5,080	$1,554	31%
Percent of revenue	10%	8%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Technology and development	$19,881	$14,928	$4,953	33%
Percent of revenue	11%	8%
The increase in technology and development costs for the three months ended September 30, 2023 was primarily due to an increase of $2.7 million in personnel costs as headcount increased, and a $0.2 million increase in facilities costs, partially offset by an increase of $1.5 million related to the capitalization of internal-use software.
The increase in technology and development costs for the nine months ended September 30, 2023 was primarily due to an increase of $9.2 million in personnel costs as headcount increased, and a $0.9 million increase in facilities costs, partially offset by an increase of $5.6 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2023 compared to 2022 in absolute dollars, primarily due to investment in technological innovation and additional headcount.

Sales and Marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$19,513	$16,087	$3,426	21%
Percent of revenue	31%	25%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$62,450	$50,755	$11,695	23%
Percent of revenue	34%	28%
Sales and marketing costs for the three months ended September 30, 2023 increased primarily due to a $3.0 million increase in personnel costs.
Sales and marketing costs for the nine months ended September 30, 2023 increased primarily due to a $8.0 million increase in personnel costs, a $2.1 million increase in travel expenses, and a $0.8 million increase in amortization of acquired intangible assets.
We expect sales and marketing expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$12,010	$12,120	$(110)	(1)%
Percent of revenue	19%	19%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$43,439	$33,847	$9,592	28%
Percent of revenue	24%	19%
General and administrative expense decreased for the three months ended September 30, 2023 primarily due to a $1.0 million decrease in professional services composed primarily of acquisition expenses, and a $0.4 million decrease in facilities costs, offset by a $1.3 million increase in personnel costs including higher stock-based compensation costs.
General and administrative expense increased for the nine months ended September 30, 2023 primarily due to a $5.7 million increase in provision for bad debt relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy, and a $4.9 million increase in personnel costs including higher stock-based compensation costs.
We expect general and administrative expenses to increase in 2023 compared to 2022 in absolute dollars primarily due to higher compensation.

Interest Income

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$2,246	$596	$1,650	277%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest income	$6,313	$1,044	$5,269	505%
Interest income increased for the three and nine months ended September 30, 2023 compared to the prior year period due to the increase in interest rates.
Other Income (Expense), net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$210	$(5,494)	$5,704	(104)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(476)	$(4,389)	$3,913	(89)%
Other income (expense), net increased for the three and nine months ended September 30, 2023 compared to the prior year period as a result of impairment related to our equity investment and due to currency fluctuations.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$111	$1,398	$(1,287)	(92)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,719)	$4,728	$(7,447)	(158)%
The difference between the effective tax rate for the three months ended September 30, 2023 of 6% and the federal statutory income tax rate of 21% was related to the tax benefit from foreign-derived intangible income (FDII), the 2022 federal tax provision to return adjustments and research tax credit, partially offset by an increase in nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation. The effective income tax rate was 30% for the three months ended September 30, 2022 due to an increase in nondeductible stock-based compensation, Section 162(m) limitation, state taxes, global intangible low-taxed income (“GILTI”) inclusion, and a higher tax rate in certain foreign countries where the Company operates, partially offset by tax deductions for equity awards, foreign derived intangible income (“FDII”) deduction, foreign tax credits, and federal and state research credits.
The difference between the effective tax rate for the nine months ended September 30, 2023 of 22% and the federal statutory income tax rate of 21% was related foreign-derived intangible income (FDII), research tax credit, and 2022 federal tax provision to return adjustments, partially offset by an increase in tax expense primarily related to nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers’ compensation. The effective income tax rate was 23% for the nine months ended September 30, 2022 was primarily due to nondeductible stock-based compensation and executive compensation, a higher tax rate in certain foreign countries where the Company operates, partially offset by tax deductions for equity awards, foreign derived intangible income deduction, foreign tax credits, and federal and state research credits.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $171.4 million and net working capital, consisting of current assets less current liabilities, of $170.5 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” As of September 30, 2023, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program. During the nine months ended September 30, 2023, we repurchased 2,647,958 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $39.1 million. As of September 30, 2023, $35.9 million remained available for future share repurchases under the 2023 Repurchase Program. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. We do not expect this provision to have a material effect on our consolidated financial statements.
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

The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the Credit Agreement immediately due and payable. We may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. We may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of September 30, 2023, the Company has not drawn down on the credit facility.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$52,447	$67,854
Net cash used in investing activities	(7,708)	(101,556)
Net cash provided by (used in) financing activities	(39,391)	3,374
Net increase (decrease) in cash and cash equivalents	$5,348	$(30,328)
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
For the nine months ended September 30, 2023, net cash provided by operating activities of $52.4 million resulted primarily from adjustments for non-cash expenses of $48.3 million, including $33.7 million for depreciation and amortization and $21.5 million for stock-based compensation, provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy, a decrease in accounts receivable of $8.4 million, offset by a net loss of $9.8 million, and an increase in accrued liabilities of $3.2 million.
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

For the nine months ended September 30, 2023, we used $7.7 million in investing activities, consisting of $5.4 million in purchases of property and equipment (primarily data center infrastructure), and $13.7 million of investments in capitalized internal-use software, a net increase in investments of marketable securities of $7.4 million, offset by an increase from sales of marketable securities prior to maturity of $18.9 million.
For the nine months ended September 30, 2022, we used $101.6 million of cash in investing activities, consisting of $27.0 million in purchases of property and equipment (primarily data center infrastructure), $9.6 million of investments in capitalized internal-use software, $28.1 million for the Martin acquisition, and a net increase in investments of marketable securities of $36.9 million.
Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities of $39.4 million was primarily due to purchases of treasury stock.
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
As of September 30, 2023, we had $4.5 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Besides the update to our allowance for credit losses as included within "Note 2 – Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $97.7 million and marketable securities of $73.6 million as of September 30, 2023, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of September 30, 2023. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.4 million in our operating loss for the nine months ended September 30, 2023. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.3 million in our operating loss for the nine months ended September 30, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. For example, due to the COVID-19 pandemic and the recession in the United States and global economy in the second quarter of 2020, advertising demand on our platform decreased and did not recover to pre-COVID-19 levels for two months. More recently, macroeconomic factors including inflation, rising interest rates and softening demand in certain verticals have caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, inflation, further changes in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, instability in the global banking system or general uncertainty, in North America, Europe, and Asia, where we do most of our business, could adversely affect our business, results of operations, and financial condition. In addition, the conflicts in Ukraine and Israel could cause unpredictable economic effects, including potentially softening general consumer demand. Reductions in overall advertising spending as a result of these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
We face intense competition in the marketplace and are confronted by rapidly changing technology, evolving industry standards, and consumer preferences, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. We need to continuously update our platform and the technology we invest in and develop, including our machine learning and other proprietary algorithms, in order to attract publishers and buyers and keep ahead of changes in technology, evolving industry standards and regulatory requirements. Our platform is complex and new solutions can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect. Moreover, we may not make the right decisions regarding these investments. For example, we recently launched two new products, Activate and Convert, which may not be widely adopted or result in incremental value. New formats and channels, such as mobile header bidding and CTV, present unique challenges that we must address in order to succeed. Our success in new formats and channels depends upon our ability to integrate our platform with these new formats and channels. If our mobile and video solutions or our new CTV solutions are not widely adopted by publishers, we may not retain publishers.
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
The acquisition of ConsultMates, Inc. (dba “Martin”) presents risks and we must successfully integrate the Martin business to realize the strategic and financial goals that we currently anticipate.
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
•economic and political instability in some countries, including as a result of the conflicts in Ukraine and Israel; and
•compliance with the laws of numerous taxing jurisdictions.

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
In February 2023, our board of directors authorized and approved the 2023 Repurchase Program pursuant to which we may repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024. Although our board of directors has authorized the 2023 Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation, the wars in Ukraine and Israel and the lingering effects of the COVID-19 pandemic. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
The CCPA and CPRA have encouraged a number of proposals for new federal and state privacy legislation. As of October 2023, at least eleven additional states have recently passed personal information laws and at least seven additional states have active, pending privacy bills.
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
On October 17, 2022, we entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and the several lenders parties thereto. As of September 30, 2023, we had no outstanding borrowings under the Credit Agreement.
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for (benefit from) income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations, and financial condition.
Tax changes could affect our effective tax rate and future profitability.
We are subject to federal, state, and local taxes in the United States, and we are subject to taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. For example, the United States tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended, reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the capitalization of research and development expenses. In addition, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) imposes a 15% corporate alternative minimum tax and 1% excise tax on repurchases of corporate stock. We are currently evaluating the various provisions of the Inflation Reduction Act but do not anticipate it will have a material effect on the condensed consolidated financial statements.
Tax proposals and enactments worldwide include changes to the existing framework in respect of income taxes, limitations on the ability of taxpayers to claim and utilize tax benefits, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our condensed consolidated financial statements.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of September 30, 2023, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 64% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 – July 31, 2023	193,395	$18.53	193,395	$47,936,271
August 1, 2023 – August 31, 2023	585,367	$13.78	585,367	$39,868,654
September 1, 2023 – September 30, 2023	283,000	$14.04	283,000	$35,895,736
Total	1,061,762		1,061,762

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the third quarter of 2023, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Amar Goel (2)	Chief Innovation Officer	Adopted	9/1/2023	X (1)		174,110	7/9/2024
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
(2)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying Mr. Goel's RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations in addition to shares held in Trust accounts.

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
Dated: November 8, 2023

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)