Form 10-Q
period 2024-03-31
PubMatic, Inc.
filed 2024-05-07
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had 41,452,195 shares of Class A common stock outstanding and 8,478,816 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,194	$78,509
Marketable securities	93,887	96,835
Accounts receivable, net	303,284	375,468
Prepaid expenses and other current assets	11,540	11,143
Total current assets	488,905	561,955
Property, equipment and software, net	56,550	60,729
Operating lease right-of-use assets	23,473	21,102
Acquisition-related intangible assets, net	5,469	5,864
Goodwill	29,577	29,577
Deferred tax assets	18,547	13,880
Other assets, non-current	3,669	2,136
TOTAL ASSETS	$626,190	$695,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$289,176	$347,673
Accrued liabilities	19,763	25,684
Operating lease liabilities, current	6,841	6,236
Total current liabilities	315,780	379,593
Operating lease liabilities, non-current	17,613	15,607
Other liabilities, non-current	4,067	3,844
TOTAL LIABILITIES	337,460	399,044
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of March 31, 2024 and December 31, 2023; No shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of March 31, 2024 and December 31, 2023; 46,327 shares issued and 41,393 shares outstanding as of March 31, 2024; 45,542 shares issued and 41,502 shares outstanding as of December 31, 2023; 1,000,000 Class B shares authorized as of March 31, 2024 and December 31, 2023; 11,626 shares issued and 8,486 shares outstanding as of March 31, 2024; 11,884 shares issued and 8,744 shares outstanding as of December 31, 2023	6	6
Treasury stock, at cost; 8,074 and 7,180 shares as of March 31, 2024 and December 31, 2023, respectively	(86,857)	(71,103)
Additional paid-in capital	241,179	230,419
Accumulated other comprehensive loss	(25)	(4)
Retained earnings	134,427	136,881
TOTAL STOCKHOLDERS’ EQUITY	$288,730	$296,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$626,190	$695,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$66,701	$55,407
Cost of revenue	25,424	23,863
Gross profit	41,277	31,544
Operating expenses:
Technology and development	7,960	6,517
Sales and marketing	24,815	23,127
General and administrative	14,027	12,572
Total operating expenses	46,802	42,216
Operating loss	(5,525)	(10,672)
Interest income	2,564	1,891
Other income (expense), net	258	(465)
Loss before income taxes	(2,703)	(9,246)
Benefit from income taxes	(249)	(3,375)
Net loss	$(2,454)	$(5,871)

Basic net loss per share of Class A and Class B stock	$(0.05)	$(0.11)
Diluted net loss per share of Class A and Class B stock	$(0.05)	$(0.11)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	50,039	52,740
Diluted	50,039	52,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,454)	$(5,871)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(21)	17
Comprehensive loss	$(2,475)	$(5,854)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	50,246	$6	$(71,103)	$230,419	$(4)	$136,881	$296,199
Stock-based compensation	—	—	—	9,821	—	—	9,821
Exercise of stock options	298	—	—	939	—	—	939
Repurchase of shares	(895)	—	(15,754)	—	—	—	(15,754)
Issuance of common stock related to RSU vesting	230	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,454)	(2,454)
Balance as of March 31, 2024	49,879	$6	$(86,857)	$241,179	$(25)	$134,427	$288,730

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	52,705	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	7,606	—	—	7,606
Exercise of stock options	109	—	—	314	—	—	314
Repurchase of shares	(587)	—	(7,898)	—	—	—	(7,898)
Issuance of common stock related to RSU vesting	96	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(5,871)	(5,871)
Balance as of March 31, 2023	52,323	$6	$(19,384)	$203,597	$8	$122,129	$306,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,454)	$(5,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,212	11,432
Stock-based compensation	9,111	7,059
Deferred income taxes	(4,667)	(4,327)
Accretion of discount on marketable securities	(1,234)	(1,057)
Non-cash operating lease expense	1,690	1,532
Other	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	72,184	61,292
Prepaid expenses and other assets	(196)	894
Accounts payable	(58,444)	(55,387)
Accrued liabilities	(1,784)	(833)
Operating lease liabilities	(1,380)	(1,265)
Other liabilities, non-current	257	(712)
Net cash provided by operating activities	24,294	12,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(801)	(1,417)
Capitalized software development costs	(7,231)	(6,001)
Purchases of marketable securities	(34,336)	(40,343)
Proceeds from maturities of marketable securities	38,500	29,500
Net cash used in investing activities	(3,868)	(18,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	(2,148)	—
Proceeds from exercise of stock options	939	314
Principal payments on finance lease obligations	(32)	(31)
Payments to acquire treasury stock	(17,500)	(7,898)
Net cash used in financing activities	(18,741)	(7,615)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,685	(13,122)
CASH AND CASH EQUIVALENTS - Beginning of period	78,509	92,382
CASH AND CASH EQUIVALENTS - End of period	$80,194	$79,260
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,033	$349
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$710	$547
Property and equipment included in accounts payable and accrued liabilities	$148	$1,311
Capitalized software costs included in accounts payable and accrued liabilities	$917	$820
Business combination purchase consideration - indemnification claims holdback	$—	$2,148
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Description of Business
PubMatic, Inc. (together with its subsidiaries, the “Company” or “PubMatic”) was founded in 2006. The Company has offices worldwide. The Company provides a specialized cloud infrastructure platform that enables real-time programmatic advertising transactions. The purpose-built technology and infrastructure provides superior outcomes for both publishers and advertisers leveraging an efficient design, machine learning, and data processing capabilities, with customer alignment and global omnichannel reach.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2024, for example, refer to the fiscal year ending December 31, 2024.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 28, 2024 (the “Annual Report”).
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2024, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2024 and 2023, no publisher represented more than 10% and one publisher represented 11% of the Company’s revenue, respectively. As of March 31, 2024, three buyers accounted for 33%, 22%, and 11% respectively, of accounts receivable. As of December 31, 2023, three buyers accounted for 30%, 21%, and 14%, respectively, of accounts receivable.

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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning balance	$770	$1,765
Increase in provision for expected credit losses	—	—
Write-offs	163	—
Allowance for credit losses, ending balance	$933	$1,765
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$34,996	$—	$—	$34,996
Commercial paper	—	3,980	—	3,980
Certificates of deposit	—	11,308	—	11,308
Cash equivalents	34,996	15,288	—	50,284
Commercial paper	—	47,835	—	47,835
U.S. Treasury and government debt securities	—	46,052	—	46,052
Marketable securities	—	93,887	—	93,887
Total financial assets	$34,996	$109,175	$—	$144,171

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$42,126	$—	$—	$42,126
Certificates of deposit	—	12,528	—	12,528
Cash equivalents	42,126	12,528	—	54,654
Commercial paper	—	50,962	—	50,962
Agency debt securities	—	2,995	—	2,995
U.S. Treasury and government debt securities	—	42,878	—	42,878
Marketable securities	—	96,835	—	96,835
Total financial assets	$42,126	$109,363	$—	$151,489
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

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$47,856	$—	$(21)	$47,835
U.S. Treasury and government debt securities	46,052	1	(1)	46,052
Total	$93,908	$1	$(22)	$93,887

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$50,975	$3	$(16)	$50,962
Agency debt securities	2,997	—	(2)	2,995
U.S. Treasury and government debt securities	42,867	12	(1)	42,878
Total	$96,839	$15	$(19)	$96,835
The remaining contractual maturity of all marketable securities was within one year as of March 31, 2024 and December 31, 2023. Realized gains and losses were not material for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Internal-use software	$62,149	$56,257
Network hardware, computer equipment and software	137,757	137,709
Leasehold improvements	5,328	5,173
Furniture and fixtures	2,303	2,304
Property, equipment and software, gross	207,537	201,443
Less: accumulated depreciation and amortization	(150,987)	(140,714)
Total property, equipment and software, net	$56,550	$60,729
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $6.6 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively.
The Company capitalized $5.9 million and $5.4 million in software development costs during the three months ended March 31, 2024 and 2023, respectively. Amortization expense of internal-use software was $4.2 million and $2.8 million during the three months ended March 31, 2024 and 2023, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2024 and 2023, respectively.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payable to publishers	$275,925	$335,061
Trade and other payables	13,251	12,612
Total accounts payable	$289,176	$347,673

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$11,350	$18,784
Accrued and other current liabilities	8,413	6,900
Total accrued liabilities	$19,763	$25,684
Note 5 – Senior Secured Credit Facilities Agreement
On October 17, 2022, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with the several lenders parties thereto (the “Lenders”), and Silicon Valley Bank (“SVB”), as administrative agent, lead arranger, issuing lender, and swingline lender. The Credit Agreement matures on October 17, 2027.
The Credit Agreement provides a revolving credit facility in an aggregate principal amount of $110 million (“the Revolving Credit Facility”), including a $25 million letter of credit sub-facility and a $25 million swingline sub-facility. The Company’s obligations under the Revolving Credit Facility and the letter of credit sub-facility (described in Note 8) with SVB are secured by substantially all of its assets excluding its intellectual property. The Company may, subject to certain customary conditions, on one or more occasions increase commitments under the Revolving Credit Facility in an amount not to exceed $90 million in the aggregate (the “Incremental Facility”). Each Lender will have discretion to determine whether it will participate in any Incremental Facility.
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of March 31, 2024, the applicable interest rate under the revolving credit facility was 9.50%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of March 31, 2024, the Company has not drawn down on the credit facility.
Following the SVB closure by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of the former SVB, and assumed all customer deposits and certain other liabilities of the former SVB. As such, First Citizen assumed SVB’s obligations under the Credit Agreement.

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
During the three months ended March 31, 2024, operating right-of-use assets obtained in exchange for new lease obligations was $4.0 million.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,019	$1,834
Finance lease cost	47	47
Total lease cost	$2,066	$1,881
As of March 31, 2024, a weighted average discount rate of 3.15% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 3.7 and 4.0 years, respectively, as of March 31, 2024.
As of March 31, 2024, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2024	$5,924	$109	$6,033
2025	6,348	149	6,497
2026	6,557	153	6,710
2027	5,211	158	5,369
2028	1,813	40	1,853
Total minimum lease payments	25,853	609	26,462
Less: imputed interest	(1,399)	(26)	(1,425)
Total present value of lease liabilities	$24,454	$583	$25,037

Note 7 - Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$2,431	$5,469
Total acquisition-related intangible assets	$7,900	$2,431	$5,469

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$2,036	$5,864
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$3,036	$5,864
The weighted average remaining useful life of developed technology was 3.5 years as of March 31, 2024. Amortization expense related to acquisition-related intangibles was $0.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2024	$1,185
2025	1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$5,469

Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three months ended March 31, 2024, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Letters of Credit
As of March 31, 2024 and December 31, 2023, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively.
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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock (“2024 Repurchase Program”) in addition to the $75 million previously authorized under the 2023 Repurchase Program. As of March 31, 2024, $100.0 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the three months ended March 31, 2024, the Company repurchased 894,651 aggregate shares of Class A common stock for $15.7 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program is scheduled to terminate on December 31, 2024, while the 2024 Repurchase Program is scheduled to terminate on December 31, 2025.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of March 31, 2024, the Company has reserved 3,025,245 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,079	$9.02	5.78	$67,418
Options granted	1,544	15.46
Options exercised	(298)	3.16
Options canceled	(14)	1.25
Outstanding as of March 31, 2024	8,311	$10.44	6.32	$118,987
Vested and exercisable as of March 31, 2024	5,543	$7.32	5.01	$97,522
As of March 31, 2024, unrecognized stock-based compensation of $25.5 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.92 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,934	$19.49
Granted	2,038	15.95
Vested	(230)	20.92
Canceled or forfeited	(118)	17.22
Unvested as of March 31, 2024	4,624	$17.92
As of March 31, 2024, unrecognized stock-based compensation of $75.2 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 3.00 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”).
The aggregate number of shares reserved for issuance under the ESPP increases automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2024, the Company had reserved 401,599 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of March 31, 2024, $1.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the three months ended March 31, 2024 and 2023, no shares of our Class A common stock were purchased under the ESPP.
As of March 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.17 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$437	$316
Technology and development	1,441	1,008
Sales and marketing	3,238	2,709
General and administrative	3,995	3,026
Total stock-based compensation expense	9,111	7,059
Tax benefit from stock-based compensation	(1,886)	(1,318)
Total stock-based compensation expense, net of tax effect	$7,225	$5,741
Note 10 – Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,454)	$(5,871)
Denominator:
Weighted average shares outstanding – basic and diluted	50,039	52,740
Net loss per share – basic and diluted	$(0.05)	$(0.11)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	3,344	1,892
Unvested restricted stock units	7	2,451
ESPP	—	92
Total common stock equivalents excluded from net loss per share – diluted	3,351	4,435
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The discrete effective tax rate method has been used to calculate taxes for the fiscal three months ended March 31, 2024. The Company has determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the fiscal three months ended March 31, 2024.
The Company recorded a benefit from income taxes of $0.2 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
The effective income tax rate was 9% and 37% for the three months ended March 31, 2024 and 2023, respectively. The benefit from income taxes for the three months ended March 31, 2024 is related to tax benefits from foreign-derived intangible income (FDII), research tax credits, and deductions for equity awards, offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
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
Note 12 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$40,507	$32,640
EMEA	20,144	17,844
APAC	4,967	3,978
Rest of the world	1,083	945
Total	$66,701	$55,407
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	March 31, 2024	December 31, 2023
United States	$63,354	$68,299
Rest of the world	16,669	13,532
Total	$80,023	$81,831

Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.5 million and $0.4 million in matching contributions to the 401(k) Plan for the three months ended March 31, 2024 and 2023, respectively.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

Industry Trends and Macroeconomic Factors
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some noted trends include the continued growth of digital media across multiple platforms, a continued increase in the number of ad impressions processed and analyzed in real-time by each participant in the digital advertising ecosystem, and a desire for transparency and control throughout the supply chain from both the buyers and publishers. Additionally, rapidly evolving data and privacy regulations and industry standards continue to impact our business. For example, in April 2024, Google announced it will delay its phase out of third-party cookies in Chrome until at least 2025, which may impact the industry’s anticipated shift to alternative identity solutions.
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
See “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the risks related to inflation, rising interest rates, foreign currency fluctuations and public health crises on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue	$66,701	$55,407
Operating loss	$(5,525)	$(10,672)
Net loss	$(2,454)	$(5,871)
Adjusted EBITDA(1)	$15,056	$7,354
Net cash provided by operating activities	$24,294	$12,754
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 106% for the trailing twelve months ended March 31, 2024 and 105% for the trailing twelve months ended March 31, 2023. Our revenue growth in the period ended March 31, 2024 and 2023 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements. Our net dollar-based retention rate and revenues for the period ended March 31, 2024 improved by one percentage point versus the prior trailing twelve month period.
Further, we work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for five years and SPO represented approximately 50% of total activity for the three months ended March 31, 2024.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 592 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.

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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In March 2024, our platform processed approximately 648 billion ad impressions daily, each in a fraction of a second.
Key Components of Our Results of Operations
Revenue
We generate revenue from publishers who use our platform. We generate revenue primarily through fees charged to our publishers, which are generally a percentage of the value of the advertising impressions that publishers monetize on the platform. We also generate revenues from our other products such as OpenWrap, our header bidding solution, and Connect, our solution that provides additional data and insights to buyers, which are sold separate from or in conjunction with use of our platform. In 2023, we launched Activate, which allows buyers to execute direct deals on our platform with publisher inventory, and Convert, our commerce media solution.
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
Benefit from Income Taxes
The benefit from income taxes consists primarily of federal, state, and foreign income taxes. Our income tax benefit may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$66,701	$55,407
Cost of revenue(1)	25,424	23,863
Gross profit	41,277	31,544
Operating expenses(1):
Technology and development	7,960	6,517
Sales and marketing	24,815	23,127
General and administrative	14,027	12,572
Total operating expenses	46,802	42,216
Operating loss	(5,525)	(10,672)
Interest income	2,564	1,891
Other income (expense), net	258	(465)
Loss before income taxes	(2,703)	(9,246)
Benefit from income taxes	(249)	(3,375)
Net loss	$(2,454)	$(5,871)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$437	$316
Technology and development	1,441	1,008
Sales and marketing	3,238	2,709
General and administrative	3,995	3,026
Total stock-based compensation expense	$9,111	$7,059

	Three Months Ended March 31,
	2024	2023
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	38	43
Gross profit	62	57
Operating expenses:
Technology and development	12	12
Sales and marketing	37	42
General and administrative	21	23
Total operating expenses	70	77
Operating loss	(8)	(20)
Interest income	4	3
Other income (expense), net	—	—
Loss before income taxes	(4)	(17)
Provision for (benefit from) income taxes	—	(6)
Net loss	(4)%	(11)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$66,701	$55,407	$11,294	20%
Cost of revenue	25,424	23,863	1,561	7%
Gross profit	$41,277	$31,544	$9,733	31%
Gross profit margin	62%	57%
Revenue for the three months ended March 31, 2024 increased by $11.3 million, or 20%, compared to the three months ended March 31, 2023. Our revenues were primarily driven by increased impressions processed on our platform, emerging revenue streams, and growth in customer relationships. Our business continues to be impacted by the macro environment.
As of March 31, 2024, we served approximately 1,800 publishers and app developers worldwide on our platform, compared to approximately 1,700 publishers and app developers worldwide as of March 31, 2023. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
Our revenues may be affected by macroeconomic conditions for the remainder of 2024, as well as bidding methodology changes implemented by one of our buyers which may result in lower bid prices following such change, and the magnitude of these impacts on our future revenues is difficult to predict.
Cost of revenue increased $1.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a $0.6 million increase in depreciation of data center equipment and amortization of internal-use software, a $0.2 million increase in support and maintenance costs, and a $0.7 million increase in personnel costs as headcount increased. Overall, our cost of revenue per impression processed for the three months ended March 31, 2024 decreased by approximately 14% compared to the three months ended March 31, 2023.
Our gross margin of 62% for the three months ended March 31, 2024 increased compared to 57% for the three months ended March 31, 2023 primarily due to acceleration of revenue growth.
We expect the cost of revenue to be higher in 2024 compared to 2023 in absolute dollars as we continue to expand our capacity to process impressions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Technology and Development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Technology and development	$7,960	$6,517	$1,443	22%
Percent of revenue	12%	12%
The increase in technology and development costs for the three months ended March 31, 2024 was primarily due to an increase of $1.6 million in personnel costs as headcount increased, partially offset by an increase of $0.5 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2024 compared to 2023 in absolute dollars, primarily due to additional headcount and investment in technological innovation.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$24,815	$23,127	$1,688	7%
Percent of revenue	37%	42%
Sales and marketing costs for the three months ended March 31, 2024 increased primarily due to a $2.2 million increase in personnel costs and a $0.2 million increase in facilities costs, offset by a decrease in amortization of intangible assets of $0.9 million.
We expect sales and marketing expenses to increase in 2024 compared to 2023 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,027	$12,572	$1,455	12%
Percent of revenue	21%	23%
General and administrative expense increased for the three months ended March 31, 2024 primarily due to a $1.5 million increase in personnel costs.
We expect general and administrative expenses to increase in 2024 compared to 2023 in absolute dollars primarily due to additional headcount.
Interest Income

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$2,564	$1,891	$673	36%
Interest income increased for the three months ended March 31, 2024 compared to the prior year period due to the increase in interest rates.

Other Income (Expense), net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$258	$(465)	$723	(155)%
Other income (expense), net increased for the three months ended March 31, 2024 compared to the prior year period mainly due to currency fluctuations.
Benefit from Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Benefit from income taxes	$(249)	$(3,375)	$3,126	(93)%
The difference between the effective tax rate for the three months ended March 31, 2024 of 9% and the federal statutory income tax rate of 21% was related to tax benefits from foreign-derived intangible income, research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers compensation. The effective income tax rate was 37% for the three months ended March 31, 2023 was related to the effects of stock-based compensation, foreign and state taxes, partially offset by foreign tax credits, and federal and state research credits.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating loss, net cash provided by operating activities, and net loss, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net loss adjusted for stock-based compensation expense, depreciation and amortization, interest income, acquisition-related and other expenses, and provision for (benefit from) income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(2,454)	$(5,871)
Add back (deduct):
Stock-based compensation	9,111	7,059
Depreciation and amortization	11,212	11,432
Interest income	(2,564)	(1,891)
Acquisition-related and other expenses (1)	—	—
Benefit from income taxes	(249)	(3,375)
Adjusted EBITDA	$15,056	$7,354
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $174.1 million and net working capital, consisting of current assets less current liabilities, of $173.1 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” As of March 31, 2024, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program. Subsequently in February 2024, our board of directors authorized the 2024 Repurchase Program. During the three months ended March 31, 2024, we repurchased 894,651 shares of Class A common stock under the 2023 Repurchase Program and 2024 Repurchase Program, collectively, for an aggregate purchase price of $15.7 million. As of March 31, 2024, $100.0 million remained available for future share repurchases under the 2024 Repurchase Program. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. We do not expect this provision to have a material effect on our condensed consolidated financial statements.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$24,294	$12,754
Net cash used in investing activities	(3,868)	(18,261)
Net cash used in financing activities	(18,741)	(7,615)
Net increase (decrease) in cash and cash equivalents	$1,685	$(13,122)
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

For the three months ended March 31, 2024, net cash provided by operating activities of $24.3 million resulted primarily from adjustments for non-cash expenses of $16.1 million, including $11.2 million for depreciation and amortization and $9.1 million for stock-based compensation, a decrease in accounts receivable of $72.2 million, offset by a net loss of $2.5 million, a decrease in accounts payable of $58.4 million, and a decrease in accrued liabilities of $1.8 million.
For the three months ended March 31, 2023, net cash provided by operating activities of $12.8 million resulted primarily from adjustments for non-cash expenses of $14.6 million, including $11.4 million for depreciation and amortization and $7.1 million for stock-based compensation, lease expense of $1.5 million, a decrease in accounts receivable of $61.3 million, offset by a net loss of $5.9 million, a decrease in other non-current liabilities of $0.7 million and a decrease in accounts payable of $55.4 million.
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
For the three months ended March 31, 2024, we used $3.9 million in investing activities, consisting of $0.8 million in purchases of property and equipment (primarily data center infrastructure), and $7.2 million of investments in capitalized internal-use software, and a net decrease in investments of marketable securities of $4.2 million.
For the three months ended March 31, 2023, we used $18.3 million of cash in investing activities, consisting of $1.4 million in purchases of property and equipment (primarily data center infrastructure), $6.0 million of investments in capitalized internal-use software, and a net increase in investments of marketable securities of $10.8 million.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities of $18.7 million was primarily due to purchases of treasury stock of $17.5 million, including the prepayment of funds for future purchases of approximately $1.8 million, and payment of a business combination indemnification holdback of $2.1 million, offset by proceeds from employee stock option exercises of $0.9 million.
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
There were no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
As of March 31, 2024, we had $5.0 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
Besides the update to our allowance for credit losses as included within "Note 2 – Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements in this report, there have been no significant changes in our critical accounting policies and estimates from those disclosed in our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $80.2 million and marketable securities of $93.9 million as of March 31, 2024, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2024. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.5 million in our operating loss for the three months ended March 31, 2024. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.5 million in our operating loss for the three months ended March 31, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. The Company’s business, operations, financial results, and our stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. When any one or more of these risks materialize from time to time, such developments could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023.
Risks Related to Our Business, Results of Operations and Growth
If our existing customers do not expand their usage of our platform, or if we fail to attract new publishers and buyers, our growth will suffer. Moreover, any decrease in the use of the advertising channels that we primarily depend on, or failure to expand into emerging channels, could adversely affect our business, results of operations, and financial condition.
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

A limited number of large demand side platforms (“DSPs”) – The Trade Desk and Google DV360 in particular – account for a significant portion of the ad impressions purchased on our platform. We depend upon these DSPs for a large percentage of impressions purchased and expect to do so for the foreseeable future. We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us and our ability to generate revenue from that demand can change at any time with little or no prior notice, and we cannot assure you that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable or consistent price, or at all. A change in the pricing strategies, bidding algorithms or go-to-market efforts by one of these large DSPs could disproportionately impact our business results, including revenues. Any disruptions in our relationships with DSPs, agencies, advertisers, or buyers could adversely affect our business, results of operations, and financial condition. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform or the manner in which they use our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition.
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
We operate in an evolving industry with ever-changing customer needs and behavior, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. Although we have experienced prolonged revenue growth, we may not be able to sustain this growth rate, current revenue levels, or profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
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
•changes in the bidding behavior of buyers of ad impressions;
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

Risk Related to Data Collection and the Use of Collected Data
The disabling of third-party cookies, and the potential of others to develop proprietary replacements for cookies, could adversely affect our business, results of operations, and financial condition.
Some prominent technology companies, including Google, have also announced intentions to discontinue the use of third-party cookies, and to develop alternative methods and mechanisms for targeting advertisements. On January 4, 2024, Google disabled third-party cookies for up to 1% of Chrome users. Google also initially announced plans to disable cookies for additional users beginning in the third quarter of 2024, though the timeline for the further disablement of cookies has been postponed until at least 2025 by Google. If companies are forced to rely on targeting methodologies other than cookies, such companies may instead rely on proprietary products, algorithms, or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by those companies such as their email services to track web usage, including usage across multiple devices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 – January 31, 2024	348,251	$14.98	348,251	$110,516,733
February 1, 2024 – February 29, 2024	148,400	$15.38	148,400	$108,234,110
March 1, 2024 – March 31, 2024	398,000	$20.59	398,000	$100,038,201
Total	894,651		894,651

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 22, 2024, we announced the authorization of an additional share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $100 million through December 31, 2025.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the first quarter of 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the first quarter of 2024 by our directors and Section 16 officers.

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
Dated: May 7, 2024

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)