Form 10-Q/A
period 2024-03-31
PubMatic, Inc.
filed 2024-08-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

PubMatic, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding Rule 10b5-1 trading arrangements entered into by each of Rajeev K. Goel, our Chief Executive Officer, and Mukul Kumar, our President, Engineering, during the quarter ended March 31, 2024, which were inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Item 5.        Other Information

Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Rajeev K. Goel (2)	Chief Executive Officer	Adopted	3/1/2024	X (1)		725,000	6/6/2025
Mukul Kumar (2)	President, Engineering	Adopted	3/5/2024	X (1)		117,000	6/17/2025
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
(2)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holder's RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.

Item 6.        Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

101	Inline XBRL ("iXBRL") for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2024

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)