Form 10-Q
period 2024-06-30
PubMatic, Inc.
filed 2024-08-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 41,220,547 shares of Class A common stock outstanding and 8,363,564 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$73,521	$78,509
Marketable securities	92,075	96,835
Accounts receivable, net	351,587	375,468
Prepaid expenses and other current assets	14,788	11,143
Total current assets	531,971	561,955
Property, equipment and software, net	60,137	60,729
Operating lease right-of-use assets	21,915	21,102
Acquisition-related intangible assets, net	5,074	5,864
Goodwill	29,577	29,577
Deferred tax assets	22,612	13,880
Other assets, non-current	1,817	2,136
TOTAL ASSETS	$673,103	$695,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$340,793	$347,673
Accrued liabilities	22,550	25,684
Operating lease liabilities, current	6,780	6,236
Total current liabilities	370,123	379,593
Operating lease liabilities, non-current	16,199	15,607
Other liabilities, non-current	4,052	3,844
TOTAL LIABILITIES	390,374	399,044
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of June 30, 2024 and December 31, 2023; No shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of June 30, 2024 and December 31, 2023; 47,032 shares issued and 41,214 shares outstanding as of June 30, 2024; 45,542 shares issued and 41,502 shares outstanding as of December 31, 2023; 1,000,000 Class B shares authorized as of June 30, 2024 and December 31, 2023; 11,512 shares issued and 8,372 shares outstanding as of June 30, 2024; 11,884 shares issued and 8,744 shares outstanding as of December 31, 2023	6	6
Treasury stock, at cost; 8,958 and 7,180 shares as of June 30, 2024 and December 31, 2023, respectively	(107,097)	(71,103)
Additional paid-in capital	253,455	230,419
Accumulated other comprehensive loss	(33)	(4)
Retained earnings	136,398	136,881
TOTAL STOCKHOLDERS’ EQUITY	282,729	296,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$673,103	$695,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$67,267	$63,330	$133,968	$118,737
Cost of revenue	25,160	25,067	50,584	48,930
Gross profit	42,107	38,263	83,384	69,807
Operating expenses:
Technology and development	8,659	6,730	16,619	13,247
Sales and marketing	23,095	19,810	47,910	42,937
General and administrative(1)	14,338	18,857	28,365	31,429
Total operating expenses	46,092	45,397	92,894	87,613
Operating loss	(3,985)	(7,134)	(9,510)	(17,806)
Interest income	2,340	2,176	4,904	4,067
Other income (expense), net	4,028	(221)	4,286	(686)
Income (loss) before income taxes	2,383	(5,179)	(320)	(14,425)
Provision for (benefit from) income taxes	412	545	163	(2,830)
Net income (loss)	$1,971	$(5,724)	$(483)	$(11,595)

Basic net income (loss) per share of Class A and Class B stock	$0.04	$(0.11)	$(0.01)	$(0.22)
Diluted net income (loss) per share of Class A and Class B stock	$0.04	$(0.11)	$(0.01)	$(0.22)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	49,780	52,029	49,910	52,383
Diluted	55,577	52,029	49,910	52,383
(1)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a Demand Side Platform (“DSP”) buyer of our platform that filed for Chapter 11 bankruptcy.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,971	$(5,724)	$(483)	$(11,595)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(8)	(40)	(29)	(23)
Comprehensive income (loss)	$1,963	$(5,764)	$(512)	$(11,618)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	50,246	$6	$(71,103)	$230,419	$(4)	$136,881	$296,199
Stock-based compensation	—	—	—	9,821	—	—	9,821
Exercise of stock options	298	—	—	939	—	—	939
Repurchase of shares	(895)	—	(15,754)	—	—	—	(15,754)
Issuance of common stock related to RSU vesting	230	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,454)	(2,454)
Balance as of March 31, 2024	49,879	6	(86,857)	241,179	(25)	134,427	288,730
Stock-based compensation	—	—	—	10,490	—	—	10,490
Exercise of stock options	94	—	—	335	—	—	335
Repurchase of shares	(883)	—	(20,240)	—	—	—	(20,240)
Issuance of common stock related to employee stock purchase plan	102	—	—	1,451	—	—	1,451
Issuance of common stock related to RSU vesting	394	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	1,971	1,971
Balance as of June 30, 2024	49,586	$6	$(107,097)	$253,455	$(33)	$136,398	$282,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	52,705	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	7,606	—	—	7,606
Exercise of stock options	109	—	—	314	—	—	314
Repurchase of shares	(587)	—	(7,898)	—	—	—	(7,898)
Issuance of common stock related to RSU vesting	96	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(5,871)	(5,871)
Balance as of March 31, 2023	52,323	6	(19,384)	203,597	8	122,129	306,356
Stock-based compensation	—	—	—	7,924	—	—	7,924
Exercise of stock options	281	—	—	623	—	—	623
Repurchase of shares	(999)	—	(15,582)	—	—	—	(15,582)
Issuance of common stock related to employee stock purchase plan	65	—	—	971	—	—	971
Issuance of common stock related to RSU vesting	272	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(5,724)	(5,724)
Balance as of June 30, 2023	51,942	$6	$(34,966)	$213,115	$(32)	$116,405	$294,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(483)	$(11,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,548	22,330
Stock-based compensation	18,810	14,325
Provision for doubtful accounts	—	5,675
Deferred income taxes	(8,732)	(13,555)
Accretion of discount on marketable securities	(2,460)	(2,042)
Non-cash operating lease expense	3,475	3,067
Other	1	4
Changes in operating assets and liabilities:
Accounts receivable	23,881	41,743
Prepaid expenses and other assets	(3,397)	907
Accounts payable	(14,768)	(30,078)
Accrued liabilities	56	1,875
Operating lease liabilities	(2,970)	(2,740)
Other liabilities, non-current	277	(1,314)
Net cash provided by operating activities	36,238	28,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,537)	(2,552)
Capitalized software development costs	(11,526)	(9,919)
Purchases of marketable securities	(96,565)	(46,715)
Proceeds from sales of marketable securities	—	18,873
Proceeds from maturities of marketable securities	103,758	46,500
Net cash provided by (used in) investing activities	(5,870)	6,187
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	(2,148)	—
Proceeds from issuance of common stock for employee stock purchase plan	1,451	971
Proceeds from exercise of stock options	1,274	937
Principal payments on finance lease obligations	(65)	(62)
Payments to acquire treasury stock	(35,868)	(23,480)
Net cash used in financing activities	(35,356)	(21,634)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,988)	13,155
CASH AND CASH EQUIVALENTS - Beginning of period	78,509	92,382
CASH AND CASH EQUIVALENTS - End of period	$73,521	$105,537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$5,791	$10,499
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$1,502	$1,205
Property and equipment included in accounts payable and accrued liabilities	$7,976	$2,350
Capitalized software costs included in accounts payable and accrued liabilities	$1,795	$1,685
Business combination purchase consideration - indemnification claims holdback	$—	$2,148
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2024, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended June 30, 2024 and 2023, no publisher represented more than 10% of the Company’s revenue. For the six months ended June 30, 2024 and 2023, no publisher represented more than 10% and one publisher represented 10% of the Company’s revenue, respectively. As of June 30, 2024, three buyers accounted for 38%, 12%, and 11% respectively, of accounts receivable. As of December 31, 2023, three buyers accounted for 30%, 21%, and 14%, respectively, of accounts receivable.

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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses, beginning balance	$933	$1,765	$770	$1,765
Increase in provision for expected credit losses	—	14,547	—	14,547
Write-offs	—	(1,467)	163	(1,467)
Allowance for credit losses, ending balance	$933	$14,845	$933	$14,845
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

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$38,418	$—	$—	$38,418
Commercial paper	—	3,585	—	3,585
Certificates of deposit	—	11,521	—	11,521
Cash equivalents	38,418	15,106	—	53,524
Commercial paper	—	42,577	—	42,577
U.S. Treasury and government debt securities	—	49,498	—	49,498
Marketable securities	—	92,075	—	92,075
Total financial assets	$38,418	$107,181	$—	$145,599

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$42,126	$—	$—	$42,126
Certificates of deposit	—	12,528	—	12,528
Cash equivalents	42,126	12,528	—	54,654
Commercial paper	—	50,962	—	50,962
Agency debt securities	—	2,995	—	2,995
U.S. Treasury and government debt securities	—	42,878	—	42,878
Marketable securities	—	96,835	—	96,835
Total financial assets	$42,126	$109,363	$—	$151,489
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

Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$42,605	$—	$(28)	$42,577
U.S. Treasury and government debt securities	49,501	—	(3)	49,498
Total	$92,106	$—	$(31)	$92,075

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$50,975	$3	$(16)	$50,962
Agency debt securities	2,997	—	(2)	2,995
U.S. Treasury and government debt securities	42,867	12	(1)	42,878
Total	$96,839	$15	$(19)	$96,835
The remaining contractual maturity of all marketable securities was within one year as of June 30, 2024 and December 31, 2023. Realized gains and losses were not material for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Internal-use software	$68,113	$56,257
Network hardware, computer equipment and software	146,039	137,709
Leasehold improvements	5,372	5,173
Furniture and fixtures	2,357	2,304
Property, equipment and software, gross	221,881	201,443
Less: accumulated depreciation and amortization	(161,744)	(140,714)
Total property, equipment and software, net	$60,137	$60,729
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $6.4 million and $7.2 million for the three months ended June 30, 2024 and 2023, respectively, and $13.0 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively.
The Company capitalized $6.0 million and $5.4 million in software development costs during the three months ended June 30, 2024 and 2023, respectively, and $11.9 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense of internal-use software was $4.6 million and $3.3 million during the three months ended June 30, 2024 and 2023, respectively, and $8.8 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the six months ended June 30, 2024 and 2023, respectively.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payable to publishers	$317,594	$335,061
Trade and other payables	23,199	12,612
Total accounts payable	$340,793	$347,673

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$15,116	$18,784
Accrued and other current liabilities	7,434	6,900
Total accrued liabilities	$22,550	$25,684
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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of June 30, 2024, the applicable interest rate under the revolving credit facility was 9.50%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of June 30, 2024, the Company has not drawn down on the credit facility.
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
During the six months ended June 30, 2024, operating right-of-use assets obtained in exchange for new lease obligations was $4.1 million.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,028	$1,834	$4,047	$3,668
Finance lease cost	46	48	93	95
Total lease cost	$2,074	$1,882	$4,140	$3,763
As of June 30, 2024, a weighted average discount rate of 3.13% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 3.6 and 3.8 years, respectively, as of June 30, 2024.
As of June 30, 2024, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2024	$4,193	$72	$4,265
2025	6,407	149	6,556
2026	6,572	153	6,725
2027	5,212	158	5,370
2028	1,813	41	1,854
Total minimum lease payments	24,197	573	24,770
Less: imputed interest	(1,218)	(23)	(1,241)
Total present value of lease liabilities	$22,979	$550	$23,529

Note 7 - Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$2,826	$5,074
Total acquisition-related intangible assets	$7,900	$2,826	$5,074

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$2,036	$5,864
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$3,036	$5,864
The weighted average remaining useful life of developed technology was 3.25 years as of June 30, 2024. Amortization expense related to acquisition-related intangibles was $0.4 million for the three months ended June 30, 2024 and 2023, and $0.8 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2024	$790
2025	1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$5,074
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the six months ended June 30, 2024, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Letters of Credit
As of June 30, 2024 and December 31, 2023, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $0.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2025, respectively.
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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock (“2024 Repurchase Program”) in addition to the $75 million previously authorized under the 2023 Repurchase Program. As of June 30, 2024, $79.9 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the three and six months ended June 30, 2024, the Company repurchased 883,195 and 1,777,846 aggregate shares of Class A common stock for $20.2 million and $35.9 million, respectively.
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
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of June 30, 2024, the Company has reserved 2,991,005 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.

Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	7,079	$9.02	5.78	$67,418
Options granted	1,544	15.46
Options exercised	(392)	3.25
Options canceled	(14)	1.28
Options expired	(33)	32.97
Outstanding as of June 30, 2024	8,184	$10.43	6.18	$92,374
Vested and exercisable as of June 30, 2024	5,685	$7.73	4.96	$80,794
As of June 30, 2024, unrecognized stock-based compensation of $22.7 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.77 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	2,934	$19.49
Granted	2,200	16.41
Vested	(624)	19.59
Canceled or forfeited	(179)	17.15
Unvested as of June 30, 2024	4,331	$18.01
As of June 30, 2024, unrecognized stock-based compensation of $70.4 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.80 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”).
The aggregate number of shares reserved for issuance under the ESPP increases automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of June 30, 2024, the Company had reserved 1,847,439 shares of its Class A common stock for issuance under the ESPP.
Under the ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP on each purchase date at a price per share equal to 85% of the lesser of: (a) the fair market value on the offering date or (b) the fair market value on the purchase date. The ESPP provides for, at maximum, 27 month offering periods and each offering period may consist of one or more six-month purchase periods, whereby the latest offering period commenced on June 1, 2022, and the offering periods thereafter consist of two six-month purchase periods ending May 31, 2023. As of June 30, 2024, $0.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the six months ended June 30, 2024 and 2023, 102,145 and 65,092 shares of our Class A common stock were purchased under the ESPP, respectively.
As of June 30, 2024, unrecognized stock-based compensation expense related to the ESPP was $1.2 million, which is expected to be recognized over a weighted-average period of 0.92 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$494	$387	$931	$702
Technology and development	1,644	1,089	3,085	2,097
Sales and marketing	3,472	2,614	6,710	5,323
General and administrative	4,089	3,176	8,084	6,203
Total stock-based compensation expense	9,699	7,266	18,810	14,325
Tax benefit from stock-based compensation	(1,999)	(1,390)	(3,885)	(2,708)
Total stock-based compensation expense, net of tax effect	$7,700	$5,876	$14,925	$11,617
Note 10 – Net Income (Loss) Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,971	$(5,724)	$(483)	$(11,595)
Denominator:
Weighted average shares outstanding – basic	49,780	52,029	49,910	52,383
Options to purchase common stock	3,980	—	—	—
Restricted stock	1,783	—	—	—
Employee stock purchase plan shares	34	—	—	—
Weighted average shares outstanding – diluted	55,577	52,029	49,910	52,383
Net income (loss) per share – diluted	$0.04	$(0.11)	$(0.01)	$(0.22)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	2,555	2,239	2,950	2,066
Unvested restricted stock units	31	890	19	1,671
ESPP	—	58	—	75
Total common stock equivalents excluded from net loss per share – diluted	2,586	3,187	2,969	3,812
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The discrete effective tax rate method has been used to calculate taxes for the fiscal six months ended June 30, 2024. The Company has determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the fiscal six months ended June 30, 2024.
The Company recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and a provision for income taxes of $0.2 million and income tax benefit $2.8 million for the six months ended June 30, 2024 and 2023, respectively.
The effective income tax rate was 17% and (11)% for the three months ended June 30, 2024 and 2023, respectively, and (51)% and 20% for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes for the six months ended June 30, 2024 is related to tax benefits from foreign-derived intangible income (FDII), research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
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
Note 12 – Segment Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$39,884	$37,891	$80,391	$70,531
EMEA	20,334	19,815	40,478	37,659
APAC	5,834	4,484	10,801	8,462
Rest of the world	1,215	1,140	2,298	2,085
Total	$67,267	$63,330	$133,968	$118,737
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2024	December 31, 2023
United States	$65,962	$68,299
Rest of the world	16,090	13,532
Total	$82,052	$81,831

Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.9 million and $0.7 million in matching contributions to the 401(k) Plan for the six months ended June 30, 2024 and 2023, respectively.
Note 14 – Subsequent Event
In July 2024, the Company entered into an agreement to continue to lease approximately 60,000 square feet of office space located in New York City, New York. The Company will use the space to support its general and administrative functions, sales and marketing, technology and development, engineering and customer support. The lease will commence upon the termination of the current sublease.
Pursuant to the lease agreement, the lease term will commence on February 1, 2025 and will terminate on January 31, 2036. The annual lease payments during the first year are approximately $3.7 million, escalating after year six. Rent expense will be recorded on a straight-line basis over the sublease term. The Company has provided an irrevocable letter of credit in the amount of approximately $1.5 million, pursuant to the terms of the lease.

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

Industry Trends and Macroeconomic Factors
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some noted trends include the continued growth of digital media across multiple platforms, a continued increase in the number of ad impressions processed and analyzed in real-time by each participant in the digital advertising ecosystem, and a desire for transparency and control throughout the supply chain from both the buyers and publishers. Additionally, rapidly evolving data and privacy regulations and industry standards continue to impact our business. For example, in July 2024, Google announced it will no longer deprecate its use of third-party cookies in Chrome and instead ask users to opt-in or opt-out of cookies in Chrome, which may impact the industry’s anticipated shift to alternative identity solutions.
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
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$67,267	$63,330	$133,968	$118,737
Operating loss(2)	$(3,985)	$(7,134)	$(9,510)	$(17,806)
Net income (loss)(2)	$1,971	$(5,724)	$(483)	$(11,595)
Adjusted EBITDA(1)(2)	$21,078	$10,809	$36,134	$18,163
Net cash provided by operating activities(2)	$11,944	$15,848	$36,238	$28,602
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 108% for the trailing twelve months ended June 30, 2024 and 100% for the trailing twelve months ended June 30, 2023. Our revenue growth in the period ended June 30, 2024 and 2023 was primarily attributable to an increase in the number of ad impressions processed from our publishers, upselling additional products, penetration of header bidding for mobile app and digital video, and increased demand from the growth of our buyer relationships primarily through SPO agreements.
Further, we work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for five years and SPO represented over 50% of total activity for the three months ended June 30, 2024.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 606 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.

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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In June 2024, our platform processed approximately 687 billion ad impressions daily, each in a fraction of a second.
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
Provision for (benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of federal, state, and foreign income taxes. Our provision for income taxes or income tax benefit may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$67,267	$63,330	$133,968	$118,737
Cost of revenue(2)	25,160	25,067	50,584	48,930
Gross profit	42,107	38,263	83,384	69,807
Operating expenses(2):
Technology and development	8,659	6,730	16,619	13,247
Sales and marketing	23,095	19,810	47,910	42,937
General and administrative(1)	14,338	18,857	28,365	31,429
Total operating expenses	46,092	45,397	92,894	87,613
Operating loss	(3,985)	(7,134)	(9,510)	(17,806)
Interest income	2,340	2,176	4,904	4,067
Other income (expense), net	4,028	(221)	4,286	(686)
Income (loss) before income taxes	2,383	(5,179)	(320)	(14,425)
Provision for (benefit from) income taxes	412	545	163	(2,830)
Net income (loss)	$1,971	$(5,724)	$(483)	$(11,595)
_______________
(1)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.
(2)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$494	$387	$931	$702
Technology and development	1,644	1,089	3,085	2,097
Sales and marketing	3,472	2,614	6,710	5,323
General and administrative	4,089	3,176	8,084	6,203
Total stock-based compensation expense	$9,699	$7,266	$18,810	$14,325

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	37	40	38	41
Gross profit	63	60	62	59
Operating expenses:
Technology and development	13	11	12	11
Sales and marketing	34	31	36	36
General and administrative	21	30	21	26
Total operating expenses	68	72	69	73
Operating loss	(5)	(12)	(7)	(14)
Interest income	3	3	4	3
Other income (expense), net	6	—	3	(1)
Income (loss) before income taxes	4	(9)	—	(12)
Provision for (benefit from) income taxes	1	—	—	(2)
Net income (loss)	3%	(9)%	—%	(10)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$67,267	$63,330	$3,937	6%
Cost of revenue	25,160	25,067	93	—%
Gross profit	$42,107	$38,263	$3,844	10%
Gross profit margin	63%	60%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$133,968	$118,737	$15,231	13%
Cost of revenue	50,584	48,930	1,654	3%
Gross profit	$83,384	$69,807	$13,577	19%
Gross profit margin	62%	59%
Revenue for the three months ended June 30, 2024 increased by $3.9 million, or 6%, compared to the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 increased by $15.2 million, or 13%, compared to the six months ended June 30, 2023. Our revenues were primarily driven by increased impressions processed on our platform, new revenue streams, and growth in customer relationships. Our business was negatively impacted by bidding methodology changes implemented by one of our buyers in the second half of the second fiscal quarter.
As of June 30, 2024, we served approximately 1,800 publishers and app developers worldwide on our platform, compared to approximately 1,750 publishers and app developers worldwide as of June 30, 2023. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect our revenues to be affected by macroeconomic conditions for the remainder of 2024, and will continue to be impacted by the bidding methodology changes implemented by one of our buyers in the near term. The magnitude of these impacts on our future revenues is difficult to predict.

Cost of revenue increased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a $0.4 million increase in depreciation of data center equipment and amortization of internal-use software and a $0.4 million increase in personnel costs as headcount increased, offset by a $0.5 million decrease in data center costs. Overall, our cost of revenue per impression processed for the three months ended June 30, 2024 decreased by approximately 19% compared to the three months ended June 30, 2023.
Cost of revenue increased $1.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $0.9 million increase in depreciation of data center equipment and amortization of internal-use software and a $1.1 million increase in personnel costs as headcount increased, offset by a $0.5 million decrease in data center costs. Overall, our cost of revenue per impression processed for the six months ended June 30, 2024 decreased by approximately 17% compared to the six months ended June 30, 2023.
Our gross margin of 63% for the three months ended June 30, 2024 increased compared to 60% for the three months ended June 30, 2023, and our gross margin of 62% for the six months ended June 30, 2024 increased compared to 59% for the six months ended June 30, 2023 primarily due to acceleration of revenue growth.
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
Technology and Development

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Technology and development	$8,659	$6,730	$1,929	29%
Percent of revenue	13%	11%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Technology and development	$16,619	$13,247	$3,372	25%
Percent of revenue	12%	11%
The increase in technology and development costs for the three months ended June 30, 2024 was primarily due to an increase of $2.1 million in personnel costs as headcount increased, partially offset by an increase of $0.5 million related to the capitalization of internal-use software.
The increase in technology and development costs for the six months ended June 30, 2024 was primarily due to an increase of $3.7 million in personnel costs as headcount increased and an increase in facilities costs of $0.4 million, partially offset by an increase of $1.0 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2024 compared to 2023 in absolute dollars, primarily due to additional headcount and investment in technological innovation.

Sales and Marketing

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$23,095	$19,810	$3,285	17%
Percent of revenue	34%	31%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$47,910	$42,937	$4,973	12%
Percent of revenue	36%	36%
Sales and marketing costs for the three months ended June 30, 2024 increased primarily due to a $2.9 million increase in personnel costs and a $0.3 million increase in facilities costs.
Sales and marketing costs for the six months ended June 30, 2024 increased primarily due to a $5.1 million increase in personnel costs and a $0.5 million increase in facilities costs, offset by a decrease in amortization of intangible assets of $0.9 million.
We expect sales and marketing expenses to increase in 2024 compared to 2023 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,338	$18,857	$(4,519)	(24)%
Percent of revenue	21%	30%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$28,365	$31,429	$(3,064)	(10)%
Percent of revenue	21%	26%
General and administrative expense decreased for the three months ended June 30, 2024 primarily due to a $5.7 million decrease in provision for bad debt relating to a DSP buyer on our platform that filed for Chapter 11 bankruptcy in June 2023, offset by a $1.7 million increase in personnel costs.
General and administrative expense decreased for the six months ended June 30, 2024 primarily due to a $5.7 million decrease in provision for bad debt relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy in June 2023 and a $0.6 million decrease in property taxes, offset by a $3.2 million increase in personnel costs.
We expect general and administrative expenses to increase in 2024 compared to 2023 in absolute dollars primarily due to additional headcount.

Interest Income

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$2,340	$2,176	$164	8%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest income	$4,904	$4,067	$837	21%
Interest income increased for the three and six months ended June 30, 2024 compared to the prior year period due to the increase in interest rates.
Other Income (Expense), net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$4,028	$(221)	$4,249	(1923)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$4,286	$(686)	$4,972	(725)%
Other income (expense), net increased for the three and six months ended June 30, 2024 compared to the prior year period due to other income of $4.0 million from the Google Privacy Sandbox initiative in connection with their previous initiative to phase out the use of third-party cookies. This income was related to our efforts to build and test integrations with the privacy sandbox.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$412	$545	$(133)	(24)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$163	$(2,830)	$2,993	(106)%
The difference between the effective tax rate for the three months ended June 30, 2024 of 17% and the federal statutory income tax rate of 21% was related to tax benefits from foreign-derived intangible income and research tax credits, partially offset by Section 162(m) limitation on the tax deductibility of officers compensation. The effective income tax rate of (11)% for the three months ended June 30, 2023 was related to the tax benefit from foreign-derived intangible income (FDII), foreign tax credit and research tax credit partially offset by an increase in nondeductible stock-based compensation, global intangible low-taxed income (GILTI), and Section 162(m) limitation on the tax deductibility of officers compensation.
The difference between the effective tax rate for the six months ended June 30, 2024 of (51)% and the federal statutory income tax rate of 21% was related to tax benefits from foreign-derived intangible income, research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers compensation. The effective income tax rate of 20% for the six months ended June 30, 2023 was related to the tax benefit from foreign-derived intangible income (FDII), foreign tax credit and research tax credit partially offset by an increase in nondeductible stock-based compensation, global intangible low-taxed income (GILTI), and Section 162(m) limitation on the tax deductibility of officers compensation.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating loss, net cash provided by operating activities, and net income (loss), we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, interest income, and provision for (benefit from) income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss) (2)(3)	$1,971	$(5,724)	$(483)	$(11,595)
Add back (deduct):
Stock-based compensation	9,699	7,266	18,810	14,325
Depreciation and amortization	11,336	10,898	22,548	22,330
Interest income	(2,340)	(2,176)	(4,904)	(4,067)
Provision for (benefit from) income taxes	412	545	163	(2,830)
Adjusted EBITDA (1)(2)	$21,078	$10,809	$36,134	$18,163
_______________
(1)Beginning in the third quarter fiscal 2023, we no longer exclude the impact of post-acquisition cash compensation arrangements for certain key acquired employees from our Adjusted EBITDA calculation. We have updated prior period results for comparability.
(2)Net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2024 include other income of $4.0 million related to our efforts to build and test integrations with the Google Privacy Sandbox.
(3)Amounts for the three and six months ended June 30, 2023 include a provision for bad debt of $5.7 million relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy.
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $165.6 million and net working capital, consisting of current assets less current liabilities, of $161.8 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program. Subsequently in February 2024, our board of directors authorized the 2024 Repurchase Program. During the six months ended June 30, 2024, we repurchased 1,777,846 shares of Class A common stock under the 2023 Repurchase Program and 2024 Repurchase Program, collectively, for an aggregate purchase price of $35.9 million. As of June 30, 2024, $79.9 million remained available for future share repurchases under the 2024 Repurchase Program. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and requires a one percent excise tax on certain share repurchases in excess of shares issued for employee compensation made after December 31, 2022. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain stock issuances against the fair market value of stock repurchases during the same taxable year, with certain exceptions. We do not expect this provision to have a material effect on our condensed consolidated financial statements.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$36,238	$28,602
Net cash provided by (used in) investing activities	(5,870)	6,187
Net cash used in financing activities	(35,356)	(21,634)
Net increase (decrease) in cash and cash equivalents	$(4,988)	$13,155
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

For the six months ended June 30, 2024, net cash provided by operating activities of $36.2 million resulted primarily from adjustments for non-cash expenses of $33.6 million, including $22.5 million for depreciation and amortization and $18.8 million for stock-based compensation, a decrease in accounts receivable of $23.9 million, offset by a net loss of $0.5 million, an increase in prepaid expenses and other assets of $3.4 million, a decrease in operating lease liabilities of $3.0 million, and a decrease in accounts payable of $14.8 million.
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
For the six months ended June 30, 2024, we used $5.9 million in investing activities, consisting of $1.5 million in purchases of property and equipment (primarily data center infrastructure), and $11.5 million of investments in capitalized internal-use software, and a net decrease in investments of marketable securities of $7.2 million.
For the six months ended June 30, 2023, net cash provided by investing activities of $6.2 million was primarily due to sales of marketable securities prior to maturity of $18.9 million, and decreases due to $2.6 million in purchases of property and equipment (primarily data center infrastructure), and $9.9 million of investments in capitalized internal-use software.
Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities of $35.4 million was primarily due to purchases of treasury stock of $35.9 million, payment of a business combination indemnification holdback of $2.1 million, offset by proceeds from employee stock option exercises of $1.3 million and proceeds from our employee stock purchase plan of $1.5 million.
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
As of June 30, 2024, we had $5.1 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $73.5 million and marketable securities of $92.1 million as of June 30, 2024, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of June 30, 2024. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.0 million in our operating loss for the six months ended June 30, 2024. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.1 million in our operating loss for the six months ended June 30, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

A limited number of large demand side platforms (“DSPs”) – The Trade Desk and Google DV360 in particular – account for a significant portion of the ad impressions purchased on our platform. We depend upon these DSPs for a large percentage of impressions purchased and expect to do so for the foreseeable future. We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us and our ability to generate revenue from that demand can change at any time with little or no prior notice, and we cannot assure you that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable or consistent price, or at all. A change in the pricing strategies, bidding algorithms or go-to-market efforts by one of these large DSPs could disproportionately impact our business results, including revenues. For example, bidding methodology changes implemented by one of our buyers in the second fiscal quarter of 2024 impacted our revenue for the quarter. Any disruptions in our relationships with DSPs, agencies, advertisers, or buyers could adversely affect our business, results of operations, and financial condition. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform or the manner in which they use our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition.
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
Some prominent technology companies have also announced intentions to discontinue the use of third-party cookies, and to develop alternative methods and mechanisms for targeting advertisements. For example, in January 2024, Google disabled third-party cookies for up to 1% of Chrome users and also initially announced plans to disable cookies for additional users beginning in the third quarter of 2024. However, in July 2024, Google announced it will no longer depreciate its use of third-party cookies in Chrome and instead ask users to opt-in or opt-out of cookies in Chrome. If companies are forced to rely on targeting methodologies other than cookies, such companies may instead rely on proprietary products, algorithms, or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by those companies such as their email services to track web usage, including usage across multiple devices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 – April 30, 2024	174,160	$22.91	174,160	$96,047,747
May 1, 2024 – May 31, 2024	545,710	$23.20	545,710	$83,387,825
June 1, 2024 – June 30, 2024	163,325	$21.57	163,325	$79,864,565
Total	883,195		883,195

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the second quarter of 2024, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Steven Pantelick (2)	Chief Financial Officer	Adopted	5/9/2024	X (1)		146,753	7/15/2025
Paulina Klimenko (2)	Chief Growth Officer	Adopted	5/24/2024	X (1)		72,244	7/31/2025
Andrew Woods (2)	General Counsel	Adopted	6/4/2024	X (1)		37,632	6/10/2025
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
(2)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holders RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.

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