Form 10-K
period 2024-12-31
PubMatic, Inc.
filed 2025-02-27
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 28, 2024, based on the closing sales price for the registrant’s Class A common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was approximately $830.9 million. As of February 21, 2025, there were 40,324,790 shares of the registrant’s Class A common stock outstanding and 8,202,503 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•The rejection of targeted advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile advertising identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
•The deprecation of third-party cookies, and the potential of others to develop proprietary replacements for cookies, could adversely affect our business, results of operations, and financial condition.
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
•Recent legal developments in Europe have introduced uncertainty for transferring personal data from the European Union to the United States, which may require us to change our EU data practices.
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

PART I
ITEM 1. BUSINESS
Overview
PubMatic, Inc. (“we”, or “us) is an independent technology company seeking to maximize customer value by delivering digital advertising’s supply chain of the future. Our mission is to fuel the endless potential of Internet content creators and to enable a thriving, advertisement-funded open internet where global audiences can gain free or affordable access to information and entertainment.
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
Our Industry
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some key industry trends include:
Continued Growth of Digital Media Across Multiple Platforms: Consumers have dramatically increased the amount of time they spend online, on mobile devices, or watching content through connected television, or CTV. Numerous activities that historically occurred offline continue to shift online. To better reach consumers, every major media format has transitioned or is in the process of transitioning content from traditional or analog means of delivery to digital across every media channel and device. In addition, digital advertising continues to evolve into new areas such as commerce media, which creates new opportunities for growth.
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
As consumers increasingly engage with digital media, and as advertisers bid on a growing array of ad formats and impressions, an immense amount of data is generated. This data includes anonymized consumer information about interests and intent, log files of winning and losing advertiser bids, and transaction records for billing and payment reconciliation. Technology infrastructure platforms must rapidly process this data while offering a seamless digital ad experience. Companies must continue to innovate and find efficiencies in their data processing, including through the use of machine learning and artificial intelligence, to maintain pace with growing volumes of transactions to maintain profitability.
Consolidation and Convergence of the Digital Advertising Supply Chain: As advertisers increase the percentage of their overall advertising budgets spent on digital formats, they are increasingly demanding greater efficiency and control of their entire digital advertising supply chain. Buyers are looking to reduce operational costs, simplify their buying operations, and increase the return on ad spend or investment. Additionally, buyers want control in determining which media, content, or consumer their ad spend is being invested with to avoid appearing next to content that reflects poorly on the advertiser’s brand or purchasing fraudulent or fake inventory.
This desire for efficiency and control has led to a growing trend among advertisers to establish direct relationships with vendors in the digital advertising ecosystem that have transparent business practices and technical capabilities to meet their objectives. Additionally, buyers are increasingly interested in adopting integrated solutions on one platform that provides both demand side and sell side functionality. This has resulted in a larger portion of media spend consolidating onto fewer, more capable technology platforms.
Data Privacy and Regulatory Challenges: There is an increasing awareness of how Internet user data is being leveraged to target ads, resulting in a growing number of privacy laws and regulations. In addition to governmental actors, including legislatures and regulatory agencies at the national and state level, there have also been a growing number of consumer-focused non-profit organizations and commercial entities advocating for privacy rights. These laws and institutions enable Internet consumers to assert their rights over the use of their online data in advertising transactions, a trend which we support. The digital advertising landscape must continue to adapt to these trends and incorporate awareness of consumer privacy and compliance with applicable laws and regulations.

In addition, several companies have greatly limited the use of third-party cookies and other non-privacy safe identifiers. We believe the “Open Internet” outside the “walled gardens” (a colloquial term that refers to closed advertising platforms such as Google and Meta) will shift from targeting by anonymized and invisible third-party cookies or identifiers to known identities based on consumer choice and opt-in. We expect this shift towards significantly more reliable and accurate consumer identity will create short term disruption but could have the potential to significantly increase advertiser return on investment (“ROI”) and therefore publisher revenue in the long run.
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
We also generate revenues from our other products such as OpenWrap, our header bidding solution, and Connect, our solution that provides additional data and insights to buyers, which are sold separate from or in conjunction with use of our platform. We continue to invest in new features for our existing solutions and emerging solutions such as our product Activate, which allows buyers to execute direct deals on our platform across publisher inventory, and Convert, our commerce media solution.
To facilitate the sale of publisher inventory, we enter into written service agreements with our buyers, primarily DSPs, that allow them to use our platform to buy ad inventory.
Digital advertising spend has historically been subject to seasonality. For example, digital advertisers tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand, while those same impressions may be priced lower in other quarters.
Our Competitive Advantage
Publishers are actively seeking to maximize the value of their ad inventory, and buyers are seeking to increase advertising ROI. We believe that our specialized cloud platform, supported by rapid innovation, and transparent business model provide incentives to buyers to consolidate an increasing share of their total digital spend on our platform. At the same time, we believe our direct publisher relationships, omnichannel header bidding capabilities, global scale, emerging solutions, and access to incremental advertiser demand through direct relationships with buyers drive superior yield for publishers.
We believe the following strengths provide us with long-term competitive advantages:
Global, Omnichannel Reach: We are a global business with distributed critical infrastructure and a go-to-market presence in every major advertising market in the world outside of China. Many of our publishers have diversified businesses with media properties and audiences across the globe and with a wide variety of ad products, including display and video ads across desktop, tablet, mobile, and connected TV devices. Similarly, many of our buyers have brand portfolios that span the globe with a variety of ad campaign requirements – from branding to performance, to combinations thereof. All of these parties actively seek global, omnichannel platform providers that can solve for their needs around the world and across ad formats and devices. Our offering is omnichannel and targets a diverse set of publishers touching many ad formats, and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top video/connected TV (“OTT/CTV”), and rich media. Due to the global, omnichannel reach of our infrastructure, we believe we are well positioned to help publishers and ad buyers make their advertising businesses more efficient and effective.
Customer Control and Partnership: Due to our status as an independent infrastructure provider prioritizing transparency, we can be more closely aligned with both publishers and buyers. We do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. We do not take a position in media or arbitrage media. Transparency is a fundamental principle of our business and we provide detailed insights of fees to our customers. Our customers can therefore be more confident that our algorithmic software decisions and our guidance are independent and unbiased. Our trusted status has enabled us to build direct relationships with publishers, advertisers, agencies, and DSPs. Leveraging these relationships, we create bespoke products that meet our customers’ needs. Our ability to meet the demands of both buyers and inventory sellers enables us to produce superior outcomes for all industry participants.

Sustained Innovation of our Cloud Platform: Our specialized cloud platform enables real-time programmatic advertising transactions in a market characterized by significant data and impression volumes, regulatory complexity, and increased focus on transparency and privacy. We have maintained a demonstrated track record of stability and agility to address these regulatory and market conditions, and provide superior outcomes for both publishers and buyers. Additionally, we own and operate our proprietary software and hardware infrastructure around the world. This approach saves significant costs compared to companies that rely on public cloud alternatives due to the data-intensive nature of digital advertising and the immense volume of ad impressions created by header bidding.
Growth Strategy
We believe we are positioned to benefit from tailwinds in the advertising industry, including the rapid proliferation of digital media, the need for purpose-built infrastructure to address the increasing complexity in the digital advertising landscape, and increasing consumer time spent online. Our growth strategy includes:
Attract New Customers and Expand our Relationship with Existing Customers Globally: We constantly seek to acquire new customers and expand our relationships with existing publishers and buyers around the world. We invest in continued innovation based on an ever-changing market. We utilize customer feedback to help address the demands of publishers and buyers in order to maintain and improve our relationships with those customers. We continue to evaluate new markets with a strategy to use our existing global infrastructure and adjacent sales offices, or by expanding our infrastructure footprint and placing personnel directly in those markets.
Expansion of SPO Agreements and Activate: As advertisers and agencies increasingly consolidate their spending with fewer larger technology platforms, we seek to increase the proportion of their digital ad spending on our platform through direct relationships. We have entered into supply path optimization (“SPO”) agreements directly with both advertisers and agencies through various arrangements including custom data and workflow integrations, product features, and volume-based business terms. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs. Additionally, we believe our Activate platform provides buyers with the transparency and reporting they demand and a more efficient, programmatic way to access publisher inventory.
Expansion of Video and Mobile: We see significant growth opportunities in both video and mobile as consumers shift more of their time online to mobile devices and online streaming services. For example, as streaming video continues to expand and ad-supported models become more prevalent, we expect advertising budgets will shift from linear television to CTV.
Monetization Excellence: We strive to continuously improve publisher revenue and advertiser ROI by investing in our technology and improving our machine learning capabilities. We leverage our increasing artificial intelligence and machine learning capabilities, alongside our growing publisher and buyer relationships, to improve liquidity in our marketplace. Increasing numbers of ad impressions, increasing advertiser bids, and data proliferation provide us with many opportunities to better match sellers and buyers of ad inventory. We believe that improved matching will lead to the growth of our platform and greater publisher and buyer retention.
Accelerate Emerging Revenue Streams: As we grow our customer base and process increasing volumes of ad impressions and data, we gain insights into new challenges we can solve on behalf of our customers. We focus on creating new products that we believe address our customers’ needs, at times before the customer is aware of such need. For example, the Open Internet continues to shift from targeting by anonymized and invisible third-party cookies that consumers must opt out of, towards known first-party identity based on consumer choice and opt-in or other privacy compliant solutions. As a result, publishers and advertisers must transition to a new identity paradigm. We have built a comprehensive platform that allows for the use of many of the leading identifiers in a scaled and privacy-compliant fashion resulting in increased publisher revenue and buyer ROI. We will continue to invest in our go to market efforts to sell these new offerings such as Connect, Activate and Convert, which drives new revenues streams, and have begun to shift customers from a free to fee model for existing solutions such as OpenWrap.
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

Additionally, we analyze the data on our platform through extensive application of artificial intelligence technologies, including machine learning and natural language processing. By leveraging our artificial intelligence and machine learning capabilities, we are able to more cost effectively improve outcomes for our customers. For example, when our machine learning models predict that an impression will attract high bids, our algorithms adjust pricing guidance to bidders in real time, which can lead to significant inventory yield improvements for publishers and higher win rates for ad buyers. Our ability to accurately predict and monetize high value impressions also allows us to operate more efficiently, due to the fact that the cost of processing low-value impressions and high-value impressions are approximately the same. Our algorithms, such as for impression throttling, deploy a variety of means to optimize traffic sent to DSPs, agencies, and advertisers.
Regulatory Compliance: A growing set of privacy regulations have introduced complexity regarding the collection, use, processing, and transmission of consumer data to the digital advertising ecosystem. Most notably, these include the General Data Protection Regulation (the “GDPR”) which took effect in the European Union in May 2018, and the California Consumer Privacy Act (as amended, the “CCPA”) which took effect in January 2020. The GDPR and the CCPA, as well as other global and U.S. state consumer privacy laws and regulations, have created a compliance burden for advertisers, publishers, and their partners to navigate. More recently, state privacy regimes have continued to expand, and we must monitor and comply with a growing number of state regulations that may be inconsistent or imprecise. The advertising industry has developed a number of the technical and policy solutions to create standards for compliance, such as the Interactive Advertising Bureau (the “IAB”) Transparency Consent Framework (“TCF”).
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
Customer Concentration
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
Privacy and Data
We are subject to laws and regulations governing privacy and the transmission, collection, and use of personal data. Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, has come under increasing scrutiny by state and federal legislatures, regulatory agencies, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on data protection and consumer privacy. In particular, much of this scrutiny has focused on consumer consent and the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. Because both our company and our publishers rely upon large volumes of such data collected primarily through cookies and other tracking technologies, it is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.
We provide notice through our privacy policies and notices, which can be found on our website at www.pubmatic.com. We do not collect information, such as names, addresses or telephone phone numbers, for providing our advertising services that are directly identifying of the underlying individual. We take steps not to collect and store such information (although on occasion, our publishers voluntarily share information of their consumers with us and in such circumstances, we require the publishers to have obtained all necessary consents for such sharing). Our advertising and reporting rely on information that does not, on its own, directly reveal the identity of the underlying individuals and we do not attempt to associate this information with other information that can identify such individuals. We typically do collect and store IP addresses, geolocation information, and device identifiers that are considered personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data, varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal and regulatory landscape, and we have adopted data minimization practices that mitigate our compliance risks.
There are also an increasing number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act (“COPPA”) imposes restrictions on the collection and use of data provided by children under the age of 13 by child-directed websites or online services, such as apps, directed to children or any website if the collection of such data is known to the website or app operator. We have taken various steps to implement a system in which our publishers are contractually obligated to either flag or notify us in writing of child-directed websites. When websites are flagged, or we receive notice of such websites, we do not collect personal information, as defined by COPPA, including cookie identifiers that can recognize the same consumer across multiple sites over time, or location information more specific than street and city, on such websites or online services.
Additionally, our compliance with our privacy policy and our general consumer data privacy and security practices are subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.

Certain State Attorneys General in the United States may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. In California, for example, the state’s Attorney General and the California Privacy Protection Agency (“CPPA”, which is charged with CCPA rule-making and enforcement) may bring regulatory actions for violations of the CCPA. We have registered as a data broker in California with the California Attorney General. We have also adopted the IAB CCPA Compliance Framework, which includes a technical specification to identify consumer signals to opt-out of the sale of their data, and have signed the IAB Limited Service Provider Agreement that imposes service provider obligations for certain opted-out bid requests. These IAB frameworks are designed to facilitate compliance with the CCPA although neither the California Attorney General’s office nor the CPPA has yet approved such frameworks. The CCPA sets forth high potential liabilities for data privacy violations on a per-record basis, and the industry faces an uncertain compliance burden as our partners and publishers work to become compliant with the law. Likewise, over a third of U.S. states have passed their own comprehensive consumer privacy laws and many other states are considering doing so as well. These laws can set forth high potential liabilities for data privacy violations, including on a per-record basis, and the industry faces an uncertain compliance burden as our partners and publishers work to become compliant with these and other laws in the future.
Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. The use and transfer of personal data in member states of the European Union is currently governed under the GDPR, which grants additional rights to consumers about their data, such as deletion and portability, and generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. On July 10, 2023, the European Commission approved the EU-U.S. Data Privacy Framework as a valid transfer mechanism, and in October 2023 we self-certified to comply with the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework as a mechanism to legally facilitate personal data transfers from the EU, the U.K., and Switzerland to the U.S. This new Data Privacy Framework could be subject to legal challenge in front of the Court of Justice of the European Union (“CJEU”), specifically by Max Schrems, who successfully litigated to invalidate the prior EU-U.S. Privacy Shield framework in 2020 and has indicated that he will legally challenge these new frameworks.
The use of other approved cross-border transfer mechanisms, such as the standard contractual clauses for the transfer of personal data specifically to the United States, remains under review by a number of European data protection supervisory authorities, and United States regulators have increasingly scrutinized cross-border bulk transfers of data.
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
Other jurisdictions have enacted legislation that closely tracks the concepts, obligations, and consumer rights described in the GDPR, including Brazil’s General Data Protection law and India’s Digital Personal Data Protection Act of 2023. Some jurisdictions have in recent years enacted data localization laws, which require any personal data of citizens of those jurisdictions to be stored and processed on servers located in those jurisdictions. Such laws are gaining momentum and are being enforced by local authorities.
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

We have achieved these results by creating employee experiences that foster deep employee engagement built upon personal development and achievement that is supported by continuous feedback, learning, and team building. Our practice of open and transparent communication coupled with a performance-based approach to compensation has created a culture in which employees feel empowered in their ability to influence and impact our business and be rewarded for their efforts. The value proposition we offer to our employees is rounded out with strong benefits programs that include paid family leave, health and wellness benefits, and company sponsored opportunities to give back to the communities in which they work and live.
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
As of December 31, 2024, we had 1,049 employees, of whom 319 were located in the United States, 604 in India, and 126 in our other offices around the world.
Corporate Information
We were incorporated in the State of Delaware in 2006.
Our internet address is www.pubmatic.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and related amendments, exhibits and other information with the Securities and Exchange Commission (the “SEC”). You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at https://investors.pubmatic.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. In recent years, macroeconomic factors such as inflation, rising interest rates and softening demand in certain verticals caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, inflation, further changes in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, or general uncertainty, in North America, Europe, and Asia, where we do most of our business; could adversely affect our business, results of operations, and financial condition. In addition, the conflict in Ukraine and the resumption of the conflict in Israel could cause unpredictable economic effects in Europe and EMEA, including potentially softening general consumer demand. Such conflicts have increased costs of labor and other items impacting our cost of revenue, and these conflicts and potential others may do so in the future. Reductions in overall advertising spending due to these factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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

A limited number of large demand side platforms (“DSPs”) – The Trade Desk and Google DV360 in particular – account for a significant portion of the ad impressions purchased on our platform. We depend upon these DSPs for a large percentage of impressions purchased and expect to do so for the foreseeable future. We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us can change at any time with little or no prior notice, and we cannot assure you that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable price, or at all. Any disruptions in our relationships with DSPs, agencies, advertisers, or buyers could adversely affect our business, results of operations, and financial condition. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition. In addition, our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms, or go-to-market efforts.
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
We operate in an evolving industry with ever-changing customer needs, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. Although we have experienced prolonged revenue growth, we may not be able to sustain our historical growth rate, current revenue levels, or profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
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
We face intense competition in the marketplace and are confronted by rapidly changing technology and artificial intelligence, evolving industry standards and consumer preferences, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. We need to continuously update our platform and the technology we invest in and develop, including our machine learning and other proprietary algorithms, in order to attract publishers and buyers and keep ahead of changes in technology, evolving industry standards and a rapidly changing regulatory environment. Our platform is complex and new solutions can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect and may require the hiring of employees or contractors with new skill sets, which we may not be able to do in a cost-effective manner or at all. Moreover, we may not make the right decisions regarding these investments. For example, we launched two products, Activate and Convert, which may not ultimately be widely adopted or result in incremental value. Newer formats and channels, such as mobile header bidding and CTV, present unique challenges that we must address to succeed. Our success in new formats and channels depends upon our ability to integrate our platform with these new formats and channels. If our mobile, video, or CTV solutions are not widely adopted by publishers and buyers, we may not retain such publishers and buyers. In addition, new demands from publishers and buyers, superior offerings by competitors, changes in technology, or new industry standards or regulatory requirements could render our platform or our existing solutions less effective and require us to make unanticipated changes to our platform or business model. Our failure to adapt to a rapidly changing market and regulatory environment, anticipate publisher and buyer demand, or attract and retain publishers and buyers would cause our revenue or revenue growth rate to decline, and adversely affect our business, results of operations, and financial condition.
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
Risk Related to Data Collection and the Use of Collected Data
The rejection of targeted advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile advertising identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
We use “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile advertising identifiers, to gather data that enables our platform to better serve our customers. Our cookies and mobile advertising identifiers do not identify consumers directly, but allow for our customers to provide us access to such information, such as when a consumer is able to view or clicks on an advertisement, when a consumer uses a mobile app, the consumer’s location, and browser or other general device information. Publishers, buyers, third-party data providers, and partners may also choose to share their information about consumers’ interests or give us permission to use their cookies and mobile advertising identifiers. We use data from cookies, mobile device identifiers, and other tracking technologies to help advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular consumer.
Without cookies, mobile advertising identifiers, and other tracking technology data, transactions processed through our platform would be executed with less insight into consumer preferences, reducing the precision of advertisers' decisions about which impressions to purchase for an advertising campaign. This could make advertising through our platform less valuable and decrease our revenue as advertising budgets may be decreased or directed to alternatives that are not exclusively reliant on cookies, mobile advertising identifiers, and other tracking technology data. If our ability to use cookies, mobile advertising identifiers or other tracking technologies is limited as a result of consumers rejecting targeted advertising, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile advertising identifiers and other tracking technology data, which may not be available to us or could be time consuming or costly to develop, less effective, and subject to additional regulation.
Additionally, consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver targeted advertisements or otherwise limit the effectiveness of our platform. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default, through browser-based global privacy controls (also known as universal opt out mechanisms), which are newly available as a result of changes to US state privacy laws.

Some consumers also download “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer's computer or mobile device. If more consumers adopt these measures, or more regulators mandate the use of specific controls, it could reduce the volume or effectiveness and value of targeted advertising, which could adversely affect our business, results of operations, and financial condition. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad blockers could place us at a disadvantage because we rely on third-party data, while some large competitors have troves of first-party data they use to direct advertising. Mobile devices using Android and iOS operating systems do not operate with cookies, but with mobile advertising identifiers, and these operating system developers offer ways for consumers to limit the ability to track consumers while they are using applications other than their web browser on the device. As a result, fewer mobile advertising identifiers may be be accessible in mobile devices, which could adversely impact our business. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our publishers at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.
The deprecation of third-party cookies, and the potential of others to develop proprietary replacements for cookies, could adversely affect our business, results of operations, and financial condition.
Some prominent technology companies, including Google, have previously announced intentions to discontinue the use of third-party cookies, and to develop alternative methods and mechanisms for targeting advertisements, though the expected timeline for such changes is difficult to predict and has changed over time. While Google announced in July 2024 that it was discontinuing plans to phase out cookies in its Chrome browser, new identity solutions or alternatives are likely to continue to be a strong focus of Google and others. If companies are forced to rely on targeting methodologies other than cookies, such companies may instead rely on proprietary products, algorithms, or statistical methods to track consumers without cookies. Companies may also utilize log-in credentials entered by consumers into other web properties owned by those companies, such as their email services or other offerings, to track web usage, including usage across multiple devices.
Additionally, some companies may build different and potentially proprietary consumer tracking methods into their widely used web browsers, which we may not be able to effectively use for our publishers and buyers. Many applications and other content creators also allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Although we believe our platform is well-positioned to adapt and continue to provide key data insights to our publishers without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, or publishers and buyers could elect to move a larger proportion of their advertising inventory or spend to these providers to take advantage of proprietary consumer tracking methods, any of which could materially affect our ability to serve our customers, publishers, and buyers, and our business, results of operations, and financial condition could be adversely affected.
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

We collect this data and analyze it in order to enhance our services, including the pricing, placement, and scheduling of advertisements. As part of our real-time analytics service offering, we also share the data, or analyses based on it, with our publishers and buyers. Our ability to collect, use and share data about advertising transactions and consumer behavior is critical to the value of our services, and is subject to a rapidly evolving regulatory framework that is not always consistent across geographies and jurisdictions. Evolving and conflicting regulatory standards could place restrictions on the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information. Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver targeted advertisements, or otherwise inhibit the effectiveness of our platform. Although our publishers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, publishers or buyers might decide to restrict our collection or use of their data. Any limitations on this ability could impair our ability to deliver effective solutions, which could adversely affect our business, results of operations, and financial condition.
If publishers, buyers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
Because we do not generally have direct relationships with consumers, we rely on publishers, buyers, and data providers, as applicable, to obtain the consent of the consumer on our behalf to process their data and deliver interest-based advertisements, and to implement any notice or choice mechanisms required under applicable laws. If publishers, buyers, or data providers do not follow the applicable requirements and processes or otherwise fail to secure any legally-required consents or provide required notice and choice mechanisms, which can be difficult given the rapidly evolving regulatory consent frameworks being promulgated, we could be subject to fines and liability. Additionally, if our data, privacy, or consent practices are found to be inadequate, or we make errors in the deployment of existing and future policies or safeguards, we may be subject to regulatory enforcement action or named in class-action lawsuits. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such fines, penalties, claims, and losses.
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
Our revenue, net cash provided by operating activities, results of operations, and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of digital advertising spending. For example, digital advertisers historically tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand. The degree of seasonality in digital advertising spending can vary and be difficult to predict on a year-to-year or quarter-to-quarter basis. In addition, adverse economic conditions, inflation, changes in foreign exchange rates or interest rates, international trade tensions, or general economic uncertainty may cause advertisers to decrease purchases of digital ad impressions, adversely affecting our business, results of operation and financial condition. A decline in the market for programmatic advertising or the failure of that market to grow as expected could also adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily through revenue share agreements with our publishers. We invoice DSPs and collect the full purchase price for the digital ad impressions they purchase, retain our fees, and remit the balance to the publisher. However, in some cases, we are required to pay publishers for digital ad impressions delivered even if we are unable to collect from the buyer that purchased the digital ad impressions. In the past, certain buyers have sought to slow their payments to us or have filed for bankruptcy protection, resulting in us not receiving payment. These challenges may be exacerbated by the overall market and economic volatility, inflation, changes in foreign exchange rates or interest rates, disruptions to supply chains, pandemics, epidemics or other public health crises, and the resulting economic impacts, as our buyers may experience financial difficulties and liquidity constraints. Some DSPs have historically carried relatively high debt obligations, and the maturity of that debt or changes in interest rates may negatively impact the liquidity of those DSPs and their ability to timely pay us. In certain cases, buyers have been unable to timely make payments and we have suffered financial losses, including in June 2023 when MediaMath declared bankruptcy, which led us to record a bad debt expense of $5.7 million. While our contracts generally do not contain such exposure, there are certain agreements under which we may be responsible for the whole amount of contracted spending, whether or not ultimately paid by the buyer.

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
We have entered into several international markets and we expect to continue to expand our international operations. Further expansion may require significant management attention and financial resources and may place burdens on our management, administrative, operational, legal, compliance, and financial infrastructure. The costs and risks inherent in conducting business internationally include, but are not limited to:
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
•compliance with domestic and foreign bulk data transfer laws;
•economic and political instability in some countries, including as a result of the conflict in Ukraine or a resumption of the conflict between Israel and Palestine;
•trade disputes among countries, and changes in international trade volumes or pricing; and
•compliance with the laws of numerous taxing jurisdictions.
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
Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of publishers on our platform. Additionally, improving our platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to our platform to improve its efficiency and cost-effectiveness, are key components of our business strategy, and if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Increasing data center capacity requires physical plant expansion and the procurement of additional equipment, which can take a year or more to accomplish. Accordingly, if there is a rapid increase in our need for data center capacity, we may not be able to increase our capacity quickly enough to meet the needs of publishers or our business, which could adversely affect our business, results of operations, and financial condition. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, results of operations, and financial condition. Service interruptions might reduce our revenue, trigger refunds to publishers, subject us to potential liability, or adversely affect our business, results of operations, and financial condition.
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
We must address quality concerns of both advertisers and publishers. Publishers require ad quality tools that enable granular control over the characteristics of the ads that run on their ad impressions, including those relating to the advertiser, industry and content for a particular ad. We must also provide automatic or ad hoc blocking of ads that contain malware or other ads the publisher deems undesirable. Our inventory quality tools must continue to help publishers demonstrate the value and quality of their ad impressions to DSPs, advertisers, and agencies with automated fraud detection and viewability reporting. Maintaining and upgrading our capabilities associated with ad quality and inventory quality is complex and costly. Maintaining high-quality inventory may become increasingly difficult with the advent and proliferation of “deep fake” video and other media produced using artificial intelligence (“AI”). If we fail to maintain high quality controls for our publishers and partners, our business, results of operations, and financial condition could be adversely affected.
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
As part of our growth strategy, we may acquire or invest in other businesses, assets, or technologies that we believe fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities, or incur debt. Any additional capital raised through the sale of equity or convertible debt securities would dilute your stock ownership, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.
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
We contractually require our publishers, buyers, data providers, and partners to abide by relevant laws, rules and regulations, and restrictions by their counterparties, when transacting on our platform, and we generally attempt to obtain representations from buyers that the advertising they place through our platform complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from publishers about the quality and characteristics of the impressions they provide. We also generally receive representations from publishers, buyers, and data providers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection and transfer practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate compliance by our publishers, buyers, data providers, and partners. For example, we cannot control the content of publisher’s media properties, and we are often unable to determine exactly what information a partner collects after an ad has been placed, and how the buyer uses any such collected information. Moreover, we are unable to prevent DSPs from aggregating bid requests from publishers and directing it to their own buying platforms or even reselling such bid data to advertisers or third parties.

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
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025 (the “2024 Repurchase Program”). As of December 31, 2024, we have repurchased approximately $134.6 million of our Class A common stock in aggregate under both the 2023 Repurchase Program and 2024 Repurchase Program. Although our board of directors authorized the 2024 Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2024 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2024 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as acts of war and terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. We have one office and one data center facility located in California, a state known for seismic activity. Significant portions of our development and advertising operations work is located in Pune, India, which is susceptible to earthquakes and flooding. In addition, economic or political instability or international responses thereto could adversely affect our business, results of operations, and financial condition. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, and loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New York, Virginia, or Pune, India. As we rely heavily on our data center facilities, computer and communications systems, and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to operate our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could adversely affect our business, results of operations, and financial condition.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We incorporate AI solutions into our development efforts and specialized cloud software, including audience solutions, and these applications and the use of AI may become more important in our operations over time. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Additionally, AI applications generally state they do not use personal data or other classes of protected data, but we may not know the source of data used by an AI application and may inadvertently incorporate personal information, or data derived from personal data, in the course of using an AI application. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the sensitive data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications for analysis of sensitive data could adversely affect our reputation and results of operations. If we include portions of our proprietary information when using AI tools, that information may enter the public domain and we may lose the ability to protect such proprietary information. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test, and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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
The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals, including the use of contact information, precise geolocation information, and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. These regulatory regimes are constantly evolving and not always interpreted in a consistent manner. If we fail to comply with any such laws or regulations, we may be subject to enforcement actions that may not only expose us to litigation, fines, and civil and/or criminal penalties, but also require us to change our business practices, each of which could adversely affect our business, results of operations, and financial condition.

The regulatory framework for data privacy worldwide is evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection, or other processing of data and manners in which we conduct our business. Restrictions have been placed upon the collection, management, aggregation, transfer, and use of information, and compliance with those restrictions may require us to change how we collect, manage, aggregate, transfer, and use data in the future, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data. These restrictions could further limit the ways in which we may use or disclose information or may require us to make changes to our offerings, which could adversely affect our business, results of operations, and financial condition. In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices (sometimes referred to as behavioral advertising or personalized advertising), such as cross-device data collection and aggregation, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In addition, the steps taken by companies to de-identify personal data, to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have also been a frequent target of scrutiny by these authorities. Much of the related regulatory activity has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or mobile advertising identifiers or de-identified identities across devices and channels. There is also increased regulatory focus on the use of geolocation data that aims to limit what can be collected, what kind of consent may be required with respect to the same, and how such data may be used, exchanged, or disclosed to others.
In addition to governmental authorities, providers of Internet browsers have engaged in, or announced plans to continue or expand efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. Because we, and our customers, rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.
In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities, have increased their attention on matters concerning the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or other more restrictive regulations were to be adopted in the United States, less data would be available, and the cost of data would be higher. It is uncertain what steps the second Trump Administration in the United States may take to expand, curtail, or alter the current federal regulatory regime in which we operate.
California enacted the California Consumer Privacy Act (as amended, “CCPA”) which took effect in January 2020. The CCPA created individual privacy rights for California residents, including rights of deletion and access, and increased the privacy and security obligations of businesses handling personal data. The CCPA is also still enforceable by the California Attorney General, and there is a CCPA private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of their personal data. The CCPA also affords California consumers the ability to opt-out of certain sales of personal data, a concept that is defined broadly and is subject to evolving regulations promulgated initially by the California Attorney General, and now the California Privacy Protection Agency (“CPPA”), a newly created agency charged with CCPA rulemaking and enforcement.
CCPA amendments have also imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data and “sharing” of personal data for cross-context behavioral advertising. The effects of the CCPA, including from expected but not yet promulgated regulations, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply, which will increase our potential exposure to regulatory enforcement and/or litigation. Decreased availability and increased costs of information due to implementing the CCPA, could adversely affect our ability to meet our customers’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

In addition to regulations under the CCPA, the California Privacy Protection Agency have also promulgated regulations as a result of the California Delete Act, which applies to those entities defined as ‘data brokers’ under the CCPA amendments. The Delete Act requires the CPPA to establish an accessible data deletion mechanism by January 1, 2026, to allow California consumers to submit a single verifiable consumer request to delete their data across all data brokers. By providing an opportunity for mass data subject requests, the Delete Act imposes compliance and operational costs and has the potential to limit the availability of personal data that PubMatic may utilize for targeted advertising.
The CCPA has encouraged “copycat” laws in other states across the country. Following California’s lead, over a third of other U.S. states have enacted comprehensive consumer privacy laws as well as privacy laws targeted at specific industries or types of data, and at data brokers specifically. Numerous other states have or are in the process of passing their own privacy or privacy-adjacent laws. Compliance with new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially resulting in additional costs and expense of resources to maintain compliance. We cannot yet fully predict the impact of such state laws or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply, including the opportunity cost of devoting resources to developing compliance solutions over expanded platform capabilities. New and proposed legislation has added and may in the future add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. In some cases, different regulatory regimes may interpret certain practices differently, and there may be contradiction among the regimes in which we operate. Although proposals are regularly introduced in Congress, it remains to be seen whether the U.S. will implement comprehensive federal consumer privacy legislation.
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
IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Consent Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. In February 2022, the Belgian Data Protection Authority (“DPA”) issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. IAB Europe appealed the Belgian DPA’s decision, and the Belgian Market Court issued an interim ruling on the appeal and referred preliminary questions to the CJEU for guidance. IAB Europe subsequently issued an updated version of the TCF, and following the CJEU’s March 2024 ruling, the appeal remains in the Belgian Market Court on the substantive questions posed.

In addition, some countries, including India, Brazil, Thailand, and Japan, are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services or force us to change business practices to conform to local law. The U.S. federal government has additionally added restrictions on the flow of certain data to China and other so called “countries of concern” which has the potential to limit with whom we may partner or the data we are able to share with certain partners. Any failure to achieve required data protection standards (which are not currently clear when applied to the online advertising ecosystem) may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our results of operations and revenue opportunities. Because the interpretation and application of privacy and data protection laws, such as the CCPA and GDPR, and their related regulations and standards, are potentially uncertain and may be different across jurisdictions, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions.
We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services.
We are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and our publishers may impose restrictions on receiving political advertising, especially in light of recent elections both in the United States and in foreign jurisdictions. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies.
The collection and processing of health-related data presents heightened compliance risks due to the broad and ambiguous language of emerging privacy laws such as Washington’s My Health My Data Act (“MHMD”) and the Nevada Consumer Health Data Law. These laws expand the definition of “consumer health data” far beyond traditional medical information, potentially encompassing data points that are commonly used in digital advertising, such as location data, app usage, and browsing history when linked to health-related interests. Unlike HIPAA, which applies to specific entities such as healthcare providers, these new state laws cast a wider net, creating uncertainty around what constitutes health data and how it must be handled. Compliance obligations, including obtaining explicit consumer consent, offering broad deletion rights, and imposing strict contractual restrictions on data sharing, introduce operational complexity and potential liability for companies such as ours. Additionally, these laws contain private rights of action, exposing businesses to costly class action lawsuits even in cases where health-related data is inadvertently inferred rather than explicitly collected. As enforcement of these regulations ramps up, our company must continuously assess and adapt our data practices to mitigate risk, which may require limiting certain data-driven advertising use cases or investing in additional compliance infrastructure, impacting operational efficiency and revenue opportunities.
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
Some of our publishers may be unprepared to comply with the evolving complexity established as a result of an abundance of state, national, and other privacy laws and regulations which are no longer solely limited to the CCPA, GDPR, and the UK GDPR, and which may result in removing or limiting personal data from their inventory before passing it into the bid stream. This may lower their inventory, at least temporarily, resulting in loss of ad spend and revenue for us. Further, since we do not have direct relationships with end users, we rely on publishers to obtain such consents as required and may be subject to liability, including fines, lawsuits, and other penalties, if they fail to adhere to evolving consent requirements. While we can and do provide training and guidance on compliance, the nature of the digital advertising ecosystem and technology, without direct access to the end user, does not support 100% verification that consent from end users has been obtained, when required by applicable law or regulations, and we may inadvertently process personal data when we should not be. This exposes us to potential regulatory scrutiny, investigations, fines, penalties, and other legal and financial exposure. Additionally, privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our publishers’ business practices and inventory. Even well-prepared publishers and buyers may be confronted with difficult choices and administrative and technical hurdles as they implement compliance programs and integrate with multiple other parties in the ecosystem. Further, compliance program design and implementation will be an ongoing process as understanding of the CCPA, CPRA, GDPR, UK GDPR, increasing numbers of U.S. state privacy laws, or other emerging regulations and industry compliance standards, evolves and companies address sometimes conflicting compliance guidance. In addition to California, over a third of U.S. states have enacted regulations that may apply to our business, and we expect more state legislatures or regulatory agencies to do the same. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist customers and adapt our own technology and processes as necessary to comply with laws and regulations and adapt to industry practice. The uncertain regulatory environment caused by the CCPA, GDPR, UK GDPR, increasing numbers of U.S. state privacy laws, or other emerging regulations may disadvantage us in comparison to larger, integrated competitors such as Google and Meta (Facebook), which have greater compliance resources and can take advantage of their direct relationships with end users to secure consent directly from those users. Changes in the business practices of such large integrated competitors could impose additional requirements with respect to the retention and security of our handling or ability to handle customer and end user data, could limit our marketing and core business activities, and have an adverse effect on our business, results of operations, and financial condition.
Recent legal developments in Europe have introduced uncertainty for transferring personal data from the European Union to the United States, which may require us to change our EU data practices.
The GDPR generally prohibits the transfer of personal data of EU subjects outside of the European Union to another country that the European Commission does not recognize as offering an adequate level of data protection unless a lawful data transfer mechanism has been implemented or a data transfer derogation applies. On July 10, 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (“DPF”) as a valid transfer mechanism for data transfers to the United States, and we have self-certified to comply with the EU - U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework as a mechanism to legally facilitate personal data transfers from the EU, the U.K., and Switzerland to the U.S. This new Data Privacy Framework could be subject to legal challenge in front of the Court of Justice for the European Union (the “CJEU”), where non-governmental organizations successfully litigated to invalidate previous framework, known as Privacy Shield, in 2020.
Specifically, recent developments have introduced potential challenges to the stability of the DPF. On January 27, 2025, the Trump administration dismissed all three Democratic members of the Privacy and Civil Liberties Oversight Board (PCLOB), the independent agency responsible for overseeing U.S. surveillance activities and ensuring they align with privacy and civil liberties standards. This action has left the PCLOB without a quorum, effectively incapacitating its ability to function and fulfill its oversight responsibilities.
The operational status of the PCLOB was a significant factor in the European Commission's decision to adopt the DPF. The current limited functionality of the PCLOB raises concerns about the continued viability of the DPF and may prompt legal challenges, including potential scrutiny by the Court of Justice of the European Union (CJEU).

The Standard Contractual Clauses (“SCCs”) is an alternative transfer measure that we also offer to our EU and UK customers for cross-border data transfers that was upheld as a valid legal mechanism for transnational data transfers by the CJEU in 2020. However, the ruling requires that organizations seeking to rely on the SCCs to export data out of the European Union must ensure the data is protected to a standard that is “essentially equivalent” to that in the European Union, including, where necessary, by taking “supplementary measures” to protect the data. Although “supplementary measures” are not explicitly defined, it is possible that European data protection authorities may determine that there are no supplementary measures that can legitimize EU-US data transfers. For the time being, we will rely on the DPF and SCCs for EU-US transfers of EU personal data and explore what “supplementary measures” can implemented to protect EU personal data that is transferred to us in the United States. SCCs also contemplate data received from a third party, but may not cover data that is collected directly on behalf of a third party. In June 2021, the European Commission further updated the SCCs to require additional information for cross-border data transfers. It remains possible that the SCCs may be later determined inadequate to cover our use of cookies and other tracking technologies placed directly on consumer’s browsers or devices through our publishers or buyers’ websites.
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
Breaches of our security measures or those of our third-party service providers on whom we rely or other cyber security incidents could result in unauthorized access to our mobile applications, sites, networks and systems; unauthorized access to and misappropriation of data and customer information, including customers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our mobile applications, sites, networks or systems; deletion or modification of content or the display of unauthorized content on our mobile applications or sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation; regulatory action; investigations, fines or penalties, and other potential liabilities. In the future, we or our third-party service providers may experience social engineering, ransomware, phishing, malware and similar attacks and threats of denial-of-service attacks and such attacks could have a material adverse effect on our operations and financial condition. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal data, resulting in the perception that our systems are insecure.
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
In addition to complying with government regulations, we participate in trade associations and industry self-regulatory groups such as the Interactive Advertising Bureau, the Trustworthy Accountability Group, the Digital Advertising Alliance, and the Networking Advertising Initiative that promote best practices or codes of conduct addressing privacy and consumer transparency in interest-based advertising. For example, we have undertaken to comply with industry codes of conduct in the United States and Europe. On our website, we offer consumers the ability to opt out of receiving advertisements based on cookies or other technologies. If we encounter difficulties implementing such guidelines, or our opt-out mechanisms fail to work as designed, we may experience negative publicity and be the subject of investigations or litigation.
Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm) being imposed on us. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the U.S. Federal Trade Commission or other regulatory bodies. Therefore, any representations that we make regarding our adherence to self-regulatory standards could result in regulatory action if we fail to meet such representations. Any regulatory action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our reputation and our business. New self-regulatory guidelines that are inconsistent with our practices or in conflict with applicable laws and regulations in the United States and other countries where we do business could arise. If we fail to abide by or are perceived as not operating in accordance with applicable laws, regulations, and industry best practices, or any industry guidelines or codes with regard to privacy or the provision of Internet advertising, our reputation may suffer and we could lose market share or relationships with our publishers, buyers, or others.
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
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our customers’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in certain markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, global trade activity, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export our platform could adversely affect our business, results of operations, and financial condition.
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
We rely upon a combination of trade secrets protections, third-party confidentiality and non-disclosure agreements, contractual restrictions on disclosure and use, and trademark, copyright, patent, and other intellectual property laws to establish and protect our proprietary technology and intellectual property rights. We rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software or products may be limited. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private and confidential, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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
As of December 31, 2024, we had no outstanding borrowings under our Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of, indebtedness, liens, dispositions of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The operating and financial restrictions and covenants in the Credit Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation and subsequently appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures or instability in the global banking system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to obtain financing may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further disruptions and uncertainty in the capital markets.

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
We are subject to federal, state, and local taxes in the United States, and we are subject to taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate. For example, the United States tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended, reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the capitalization of research and development expenses. In addition, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) imposes a 15% corporate alternative minimum tax and 1% excise tax on repurchases of corporate stock. We anticipate further changes in the tax laws of the United States in the future.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of January 31, 2025, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 68.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.

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
Our restated certificate of incorporation, as amended (the “restated certificate of incorporation”) and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the importance of maintaining the trust and confidence of our publishers, buyers, partners, customers, and employees. The Audit Committee of our Board (“Audit Committee”) is responsible for oversight of the Company’s cybersecurity function and efforts, and receives quarterly updates from management regarding the Company’s cybersecurity policies, standards, processes, and practices. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity risk management program is overseen by our Senior Vice President, Infrastructure and Security (“SVP Security”), who also serves as our Information Security Officer, our executive management team, and our Board through the Audit Committee.
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
Governance
The Board, in coordination with the Audit Committee, oversees our overall enterprise risk management (“ERM”) process, including the management of risks arising from cybersecurity threats and information security. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Beginning in 2024, the Audit Committee was provided updates on our process, procedures, policies and any cybersecurity incidents at least quarterly. In the event of a material incident, or incident that may be determined to be material, the Audit Committee is informed as soon as reasonably practical and provided regular updates by the SIMT. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee have the opportunity to discuss our approach to cybersecurity risk management with the SIMT.
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
The SIMT, together with other internal and external advisors, has developed a Security Incident Management Policy (“Security Policy”) and Cybersecurity Incident Management Process (“CIM Process”) to help guide our response to any potential cybersecurity incidents or threats. These documents are reviewed on a periodic basis by the SIMT, and the Audit Committee is apprised of the SIMT’s actions and potential improvements to the Security Policy and CIM process.
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
Holders of Record
As of January 31, 2025, there were 65 holders of record of our Class A common stock and 89 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	705,402	$14.88	705,402	$40,400,785
November 1, 2024 - November 30, 2024	—	$—	—	$40,400,785
December 1, 2024 - December 31, 2024	—	$—	—	$40,400,785
Total	705,402		705,402
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 26, 2024, we announced an increase to the aggregate amount available for repurchases to $175 million through December 31, 2025. As of December 31, 2024, we had purchased approximately $134.6 million of our Class A common stock.
(2)Average price paid per share includes costs associated with the repurchases.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 9, 2020 (the date our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2024, with the comparative cumulative total returns of the Nasdaq Composite Index, the Nasdaq US Benchmark Software and Computer Services TR Index and the Nasdaq CTA Internet Total Return Index over the same period. The graph uses the closing market price on December 9, 2020 of $29.45 per share as the initial value of our Class A common stock. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

Comparison of Cumulative Total Return (Since Listing)
200
150
100
50
0
12/09/20
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Not applicable.

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
Additionally, recent foreign currency fluctuation and persistent inflation in the U.S. and other markets globally continue to create economic volatility and dislocation in the capital and credit markets in the U.S. and globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
We believe we are positioned to benefit from tailwinds in the advertising industry, including the rapid proliferation of digital media, the need for purpose-built infrastructure to address the increasing complexity in the digital advertising landscape, and increasing consumer time spent online.
See “Risk Factors” for further discussion of the risks related to inflation, volatile interest rates, foreign currency fluctuations and public health crises on our business.

Financial Results Overview
The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$291,256	$267,014	$256,380
Operating income	$3,927	$2,036	$40,520
Net income	$12,504	$8,881	$28,705
Adjusted EBITDA(1)	$92,325	$75,309	$97,014
Net cash provided by operating activities	$73,425	$81,121	$87,212
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 107% for the year ended December 31, 2024, and 101% for the year ended December 31, 2023.
Further, we work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for six years and SPO represented approximately 50% of total activity for the year ended December 31, 2024.

Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 644 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 57.9 trillion, 60.7 trillion, 69.8 trillion, and 74.7 trillion for each of the three months ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, respectively, as compared to 46.5 trillion, 48.8 trillion, 56.0 trillion, and 59.4 trillion for each of the three months ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, respectively.
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
The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and less in the first quarter. We expect seasonality trends to continue, thereby resulting in seasonality in our revenues and corresponding accounts receivable and accounts payable balances, and our ability to manage our resources in anticipation of these trends will affect our operating results.
Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates.”

Cost of Revenue
Cost of revenue consists of data center co-location costs, depreciation expense related to hardware supporting our platform, amortization expense related to capitalized internal use software development costs and acquired developed technology, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to our network operations group, which maintains our servers, and our client operations group, which is responsible for the integration of new publishers and buyers and providing customer support for existing customers.
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

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations:
Revenue	$291,256	$267,014	$256,380
Cost of revenue(1)	101,027	99,229	81,512
Gross profit	190,229	167,785	174,868
Operating expenses(1):
Technology and development	33,263	26,727	20,846
Sales and marketing	95,369	82,803	68,562
General and administrative	57,670	56,219	44,940
Total operating expenses	186,302	165,749	134,348
Operating income	3,927	2,036	40,520
Total other income (expense), net	13,847	8,469	(3,053)
Income before income taxes	17,774	10,505	37,467
Provision for income taxes	5,270	1,624	8,762
Net income	$12,504	$8,881	$28,705
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$1,855	$1,472	$1,135
Technology and development	6,313	4,346	3,225
Sales and marketing	13,407	10,462	7,645
General and administrative	16,101	12,582	8,641
Total stock-based compensation expense	$37,676	$28,862	$20,646

	Year Ended December 31,
	2024	2023	2022

	(as percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	35	37	32
Gross profit	65	63	68
Operating expenses:
Technology and development	11	10	8
Sales and marketing	33	31	27
General and administrative	20	21	17
Total operating expenses	64	62	52
Operating income	1	1	16
Total other income (expense), net	5	3	(2)
Income before income taxes	6	4	14
Provision for income taxes	2	1	3
Net income	4%	3%	11%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue, Cost of Revenue and Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenue	$291,256	$267,014	$24,242	9%
Cost of revenue	101,027	99,229	1,798	2%
Gross profit	$190,229	$167,785	$22,444	13%
Gross profit margin	65%	63%
Revenue increased $24.2 million, or 9%, in 2024 primarily due to an increase in the number of ad impressions processed from our publishers, growth in our emerging revenue streams, and increased demand from the growth of our buyer relationships primarily through SPO agreements. For the year ended 2024, we served approximately 1,900 publishers worldwide on our platform, compared to approximately 1,800 publishers worldwide for the year ended 2023. We ended fiscal 2024 with approximately 100 net new publishers, which represented over 60,000 domains and 27,000 apps in total, compared to approximately 150 new publishers in 2023, which represented approximately 66,000 domains and 29,000 apps in total. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group. In addition, in 2024 we completed a number of SPO initiatives which increased buyer spend on our platform.
Our revenues in 2024 benefited by approximately $14.2 million from incremental political spend in the United States due to the 2024 presidential election. Conversely, our business was negatively impacted by bidding methodology changes implemented by one of our buyers in the second half of the second fiscal quarter of 2024.
We expect revenue to continue to increase in 2025, primarily driven by growth in mobile and omnichannel video, which is the combination of short form video and OTT/CTV. Additionally, we expect our revenues to be affected by macroeconomic conditions, and will continue to be impacted by the bidding methodology changes implemented by one of our buyers in the near term. The magnitude of these impacts on our future revenues is difficult to predict.
Cost of revenue increased $1.8 million, primarily due to a $5.1 million increase in amortization of internal use software and a $1.3 million increase in personnel costs as headcount increased by 4% in order to support our growing business, offset by a $3.8 million decrease in depreciation of data center equipment. Overall, our cost of revenue per impression processed in 2024 decreased by 18% compared to 2023.
Our gross margin of 65% in 2024 increased compared to 2023 of 63% due to revenue growth accelerating faster than cost of revenues.
We expect the cost of revenue to be higher in 2025 compared to 2024 in absolute dollars primarily due to increases in depreciation and amortization expense from data center capacity expansion in 2024, as well as increases in in software, hardware and equipment maintenance to support the data centers.
Technology and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Technology and development	$33,263	$26,727	$6,536	24%
Percent of revenue	11%	10%
The increase in technology and development costs was primarily due to an increase of $7.5 million in personnel costs associated with a headcount increase by 13% and higher stock-based compensation costs, an increase of $0.7 million in facilities costs associated with new offices, an increase in depreciation of $0.3 million, and an increase in travel and entertainment of $0.3 million, offset by a $2.3 million increase in the capitalization of internal use software.
We expect technology and development expenses to increase in 2025 compared to 2024 in absolute dollars, primarily due to the additional headcount investment in our key growth opportunities.

Sales and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$95,369	$82,803	$12,566	15%
Percent of revenue	33%	31%
Sales and marketing costs increased primarily due to a $11.7 million increase in personnel costs associated with a headcount increase by 7% and higher stock-based compensation costs and a $1.1 million increase in facilities costs, increase in travel and entertainment expenses of $0.4 million, and increase in marketing expenses of $0.2 million, offset by a decrease in amortization for acquisition-related intangible assets of $0.9 million.
We expect sales and marketing expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
General and administrative	$57,670	$56,219	$1,451	3%
Percent of revenue	20%	21%
General and administrative expense increased primarily due to a $6.3 million increase in personnel costs associated with higher stock-based compensation costs, and a $1.1 million increase in professional services, offset by a $5.7 million decrease in provision for bad debt relating to a DSP buyer of our platform that filed for Chapter 11 bankruptcy on June 30, 2023.
We expect general and administrative expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to increases in expenses relating to our personnel.
Interest income

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Interest income	$8,477	$8,828	$(351)	(4)%
Interest income decreased due to the decrease in interest rates and a decrease in holdings in marketable securities.
Total Other Income (Expense), net

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total other income (expense), net	$5,370	$(359)	$5,729	(1,596)%
Total other income (expense), net increased for the year ended December 31, 2024, compared to the prior year period, primarily driven by other income of $4.0 million from the Google Privacy Sandbox initiative in connection with their previous initiative to phase out the use of third-party cookies. The income from the Google Privacy Sandbox initiative was related to our efforts to build and test integrations with the privacy sandbox. Other income (expense) also benefited from foreign currency fluctuations for the year ended December 31, 2024 compared to the prior year period.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Provision for income taxes	$5,270	$1,624	$3,646	225%
The difference between the effective tax rate in 2024 of 30% and the federal statutory income tax rate of 21% was primarily due to state taxes, Section 162(m) limitation, and acquisition-related costs partially offset by foreign derived intangible income (FDII) deduction and federal research and development credit.
The difference between the effective tax rate in 2023 of 15% and the federal statutory income tax rate of 21% was primarily due to federal research and development credit and foreign derived intangible income (FDII) deduction partially offset by state taxes, stock-based compensation, and Section 162(m) limitation.
For discussion on comparison of the fiscal years ended December 31, 2023 and December 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$12,504	$8,881	$28,705
Add back (deduct):
Stock-based compensation	37,676	28,862	20,646
Depreciation and amortization	45,352	44,770	34,249
Unrealized loss and impairment of equity investment	—	—	5,948
Interest income	(8,477)	(8,828)	(2,214)
Acquisition-related and other expenses (1)	—	—	918
Provision for income taxes	5,270	1,624	8,762
Adjusted EBITDA	$92,325	$75,309	$97,014
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
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $140.6 million and net working capital, consisting of current assets less current liabilities, of $156.7 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$73,425	$81,121	$87,212
Net cash provided by (used in) investing activities	22,314	(39,018)	(81,371)
Net cash provided by (used in) financing activities	(73,478)	(55,976)	4,036
Effect of foreign currency on cash	(318)	—	—
Net increase (decrease) in cash and cash equivalents	$21,943	$(13,873)	$9,877
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

For the year ended December 31, 2024, net cash provided by operating activities of $73.4 million resulted primarily from net income of $12.5 million, adjustments for non-cash expenses of $74.7 million, including $45.4 million for depreciation and amortization, $37.7 million for stock-based compensation, and $11.0 million for deferred income taxes, and an increase in accounts receivable of $49.3 million, partially offset by an increase in accounts payable of $38.1 million.
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
For the year ended December 31, 2024, net cash provided by investing activities was $22.3 million of cash, consisting of a net inflows from investments of marketable securities of $60.8 million, offset by $17.6 million in purchases of property and equipment (primarily data center infrastructure), and $20.9 million of investments in capitalized internal use software.
For the year ended December 31, 2023, net cash used in investing activities was $39.0 million, consisting of a net purchase of investments of marketable securities of $29.6 million, $10.6 million in purchases of property and equipment (primarily data center infrastructure), $17.7 million of investments in capitalized internal use software, offset by net inflows from sales of marketable securities prior to maturity of $18.9 million.
Financing Activities
For the year ended December 31, 2024, net cash used in financing activities of $73.5 million was primarily due to $75.3 million in stock repurchases and $2.1 million in payment of a business combination indemnification holdback, offset by $1.8 million proceeds from stock option exercises and $2.4 million proceeds from the employee stock purchase plan.
For the year ended December 31, 2023, net cash used in financing activities of $56.0 million was primarily due to $59.3 million in stock repurchases, offset by $1.5 million in proceeds from stock option exercises and $1.9 million in proceeds from the employee stock purchase plan.
For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2022, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2023 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at December 31, 2024 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Other contractual obligations(1)	$25,487	$21,872	$3,615	$—	$—
Operating lease liabilities	57,902	6,513	18,178	9,125	24,086
Finance lease liabilities	501	149	311	41	—
Total	$83,890	$28,534	$22,104	$9,166	$24,086
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.

As of December 31, 2024, we had $5.0 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the contractual obligations table above.
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
Borrowings under the Revolving Credit Facility accrue interest at rates equal, at our election, to (i) the adjusted term secured overnight financing rate (“SOFR”), which is defined as (a) the applicable term SOFR plus (b) a term SOFR adjustment equal to 0.20% per annum, plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. We will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. As of December 31, 2024, the applicable interest rate under the Revolving Credit Facility was 8.50%. We had no amounts outstanding under the Revolving Credit Facility as of December 31, 2024.
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
On an ongoing basis, we assess if the estimated remaining useful lives of capitalized projects continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of a capitalized project is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $100.5 million and marketable securities of $40.1 million as of December 31, 2024, which consisted of bank deposits, money market accounts, commercial paper, agency debt securities, and U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of December 31, 2024. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $2.2 million and $2.0 million in our operating income for the year ended December 31, 2024 and December 31, 2023, respectively. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $2.1 million and $1.7 million in our operating income for the year ended December 31, 2024 and December 31, 2023, respectively.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PubMatic, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company charges publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the platform. The Company recognizes revenue when a bid is won and a buyer purchases digital advertising inventory on its platform. The Company reports revenue net of payments to publishers. For the year ended December 31, 2024, the Company’s revenue was $291.3 million.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2025
We have served as the Company's auditor since 2012.

PUBMATIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$100,452	$78,509
Marketable securities	40,135	96,835
Accounts receivable, net	424,814	375,468
Prepaid expenses and other current assets	10,145	11,143
Total current assets	575,546	561,955
Property, equipment and software, net	58,522	60,729
Operating lease right-of-use assets	44,402	21,102
Acquisition-related intangible assets, net	4,284	5,864
Goodwill	29,577	29,577
Deferred tax assets	24,864	13,880
Other assets, non-current	2,324	2,136
TOTAL ASSETS	$739,519	$695,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$386,602	$347,673
Accrued liabilities	26,365	25,684
Operating lease liabilities, current	5,843	6,236
Total current liabilities	418,810	379,593
Operating lease liabilities, non-current	39,538	15,607
Other liabilities, non-current	3,908	3,844
TOTAL LIABILITIES	462,256	399,044
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of December 31, 2024 and 2023; No shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.0001 per share; 1,000,000 Class A shares authorized as of December 31, 2024 and 2023; 48,177 shares issued and 39,860 shares outstanding as of December 31, 2024; 45,542 shares issued and 41,502 shares outstanding as of December 31, 2023; 1,000,000 Class B shares authorized as of December 31, 2024 and 2023; 11,382 shares issued and 8,241 shares outstanding as of December 31, 2024; 11,884 shares issued and 8,744 outstanding as of December 31, 2023	6	6
Treasury stock, at cost; 11,458 and 7,180 shares as of December 31, 2024 and 2023, respectively	(146,796)	(71,103)
Additional paid-in capital	275,304	230,419
Accumulated other comprehensive loss	(636)	(4)
Retained earnings	149,385	136,881
TOTAL STOCKHOLDERS’ EQUITY	277,263	296,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,519	$695,243

The accompanying notes are an integral part of these consolidated financial statements

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$291,256	$267,014	$256,380
Cost of revenue	101,027	99,229	81,512
Gross profit	190,229	167,785	174,868
Operating expenses:
Technology and development	33,263	26,727	20,846
Sales and marketing	95,369	82,803	68,562
General and administrative	57,670	56,219	44,940
Total operating expenses	186,302	165,749	134,348
Operating income	3,927	2,036	40,520
Interest income	8,477	8,828	2,214
Unrealized loss on equity investments	—	—	(5,948)
Other income (expense), net	5,370	(359)	681
Total other income (expense), net	13,847	8,469	(3,053)
Income before income taxes	17,774	10,505	37,467
Provision for income taxes	5,270	1,624	8,762
Net income	$12,504	$8,881	$28,705
Net income per share attributable to common stockholders:
Basic	$0.25	$0.17	$0.55
Diluted	$0.23	$0.16	$0.50
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	49,213	51,760	52,278
Diluted	54,294	56,027	56,908

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$12,504	$8,881	$28,705
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	25	5	27
Net change in foreign currency translation adjustment	(657)	—	—
Comprehensive income	$11,872	$8,886	$28,732

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	51,855	$6	$(11,486)	$169,401	$(36)	$99,295	$257,180
Stock-based compensation	—	—	—	22,121	—	—	22,121
Exercise of stock options	358	—	—	1,195	—	—	1,195
Issuance of common stock related to employee stock purchase plan	184	—	—	2,960	—	—	2,960
Issuance of common stock related to RSU vesting	308	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	27	—	27
Net income	—	—	—	—	—	28,705	28,705
Balance — December 31, 2022	52,705	6	(11,486)	195,677	(9)	128,000	312,188
Stock-based compensation	—	—	—	31,324	—	—	31,324
Exercise of stock options	575	—	—	1,549	—	—	1,549
Repurchase of treasury stock, at cost	(4,040)	—	(59,617)	—	—	—	(59,617)
Issuance of common stock related to employee stock purchase plan	128	—	—	1,869	—	—	1,869
Issuance of common stock related to RSU vesting	878	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5	—	5
Net income	—	—	—	—	—	8,881	8,881
Balance — December 31, 2023	50,246	6	(71,103)	230,419	(4)	136,881	296,199
Stock-based compensation	—	—	—	40,752	—	—	40,752
Exercise of stock options	616	—	—	1,765	—	—	1,765
Repurchase of treasury stock, at cost	(4,278)	—	(75,693)	—	—	—	(75,693)
Issuance of common stock related to employee stock purchase plan	170	—	—	2,368	—	—	2,368
Issuance of common stock related to RSU vesting	1,347	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(632)	—	(632)
Net income	—	—	—	—	—	12,504	12,504
Balance — December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,504	$8,881	$28,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,352	44,770	34,249
Unrealized loss and impairment of equity investment	—	—	5,948
Stock-based compensation	37,676	28,862	20,646
Provision for doubtful accounts	—	5,675	—
Deferred income taxes	(10,984)	(13,406)	(7,166)
Accretion of discount on marketable securities	(4,117)	(4,093)	(577)
Non-cash lease expense	6,801	6,145	5,831
Other	(25)	45	90
Changes in operating assets and liabilities:
Accounts receivable	(49,345)	(75,716)	(24,408)
Prepaid expenses and other current assets	(5,826)	3,918	(1,595)
Accounts payable	38,096	79,687	29,763
Accrued liabilities	9,627	3,035	(1,024)
Operating lease liabilities	(6,531)	(5,789)	(5,539)
Other liabilities, non-current	197	(893)	2,289
Net cash provided by operating activities	73,425	81,121	87,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property and equipment	(17,592)	(10,601)	(35,869)
Capitalized software development costs	(20,936)	(17,687)	(13,024)
Purchases of marketable securities	(142,016)	(140,603)	(137,793)
Proceeds from sales of marketable securities	—	18,873	—
Proceeds from maturities of marketable securities	202,858	111,000	133,400
Business combination, net of cash acquired	—	—	(28,085)
Net cash provided by (used in) investing activities	22,314	(39,018)	(81,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	(2,148)	—	—
Proceeds from issuance of common stock for employee stock purchase plan	2,368	1,869	2,960
Proceeds from exercise of stock options	1,765	1,549	1,195
Principal payments on finance lease obligations	(131)	(126)	(119)
Payments to acquire treasury stock	(75,332)	(59,268)	—
Net cash provided by (used in) financing activities	(73,478)	(55,976)	4,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,261	(13,873)	9,877
Effect of foreign currency on cash	(318)	—	—
CASH AND CASH EQUIVALENTS - Beginning of Year	78,509	92,382	82,505
CASH AND CASH EQUIVALENTS - End of Year	$100,452	$78,509	$92,382
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$14,176	$15,631	$9,190
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$3,076	$2,462	$1,475
Property and equipment included in accounts payable and accrued expenses	$618	$203	$749
Capitalized software costs included in accounts payable and accrued expenses	$2,365	$2,966	$1,796
Business combination purchase consideration - indemnification claims holdback	$—	$2,148	$2,148
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
The Company’s fiscal year ends on December 31. References to fiscal year 2024, for example, refer to the fiscal year ended December 31, 2024.
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
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2024, including macroeconomic factors, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the years ended December 31, 2024 and 2023, no publisher represented more than 10% of the Company’s revenue. For the year ended December 31, 2022, one publisher represented 13% of the Company’s revenue. As of December 31, 2024, two buyers accounted for 44% and 11%, respectively, of accounts receivable. As of December 31, 2023, three buyers accounted for 30%, 21%, and 14%, respectively, of accounts receivable.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	December 31,
	2024	2023	2022
Allowance for credit losses, beginning balance	$770	$1,765	$1,765
Provision	248	14,547	—
Write-offs	—	(15,542)	—
Allowance for credit losses, ending balance	$1,018	$770	$1,765
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
The allocation of lease payments is determined based on the relative standalone price of the separate office and furniture components. Some leases include an option to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to five additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are not included in the lease terms as the Company is not reasonably certain that they will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
The Company recognizes its lease right of use assets (“ROU assets”) and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.
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
Operating ROU assets and liabilities are included on the Company’s consolidated balance sheets. Finance lease assets are included in property, equipment and software, net. Finance lease liabilities are included in accrued liabilities and other liabilities, non-current. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.
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
Impairment of Equity Investment
The Company holds one privately held equity security investment in which the Company does not have a controlling interest or significant influence. The investment is recorded at cost and adjusted only for observable transactions for same or similar investments of the same issuer or impairment events (referred to as the measurement alternative).
As a result of an impairment event where the Company concluded there was no longer a readily determinable fair value for its equity investment, an impairment charge of $5.9 million was recorded within other income (expense), net in the Company’s consolidated statements of operations for the year ended December 31, 2022.
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

The Company invoices buyers for publisher digital advertising inventory purchased through its platform. The Company recognizes revenue when a bid is won and a buyer purchases inventory on its platform. The Company records revenue reductions for rebates associated with SPO agreements with buyers. These rebates may be fixed or tiered based on the volume of spend over the incentive period. For volume-based rebate rates, the Company estimates and records revenue reductions based on the expected volumes during the incentive term.
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
The Company invoices buyers at the end of each month for the full purchase price of ad impressions monetized in that month. Accounts receivable are recorded at the amount of gross billings for the amounts the Company is responsible to collect, and accounts payable are recorded at the net amount payable to publishers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Cost of Revenue
Cost of revenue consists primarily of data center co-location costs, depreciation expense related to hardware supporting the Company’s platform, amortization expense related to capitalized internal use software development costs and acquired developed technology, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to the Company’s network operations group which maintains the Company’s servers and the Company’s client operations group, which is responsible for integration of new publishers and buyers and providing customer support for existing customers.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. The Company’s advertising costs recorded during the years ended December 31, 2024, 2023 and 2022 were not material.
Stock-Based Compensation
Stock-based compensation expense related to stock awards, including stock options and restricted stock units (“RSUs”), is measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years.
The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date.
Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan (“ESPP”) is measured at fair value on the grant date using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense related to shares issued pursuant to the ESPP on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15% percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of each of the two six-month purchase periods. The ESPP also allows employees to reduce their percentage election but not to increase that election until the next one-year offering period. The ESPP includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.

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
Foreign Currency Translation
Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Accordingly, all monetary assets and liabilities of these subsidiaries are remeasured at the current exchange rate at each balance sheet date, nonmonetary assets and liabilities are measured at historical rates, and revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. The Company’s net foreign currency gain (losses) recorded during the years ended December 31, 2024, 2023 and 2022 were $1.1 million, ($1.5 million), and $0.7 million respectively.
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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. See Note 13 Segment and Geographical Information in the accompanying notes to the consolidated financial statements for further detail.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adopting ASU 2024-03 will have on its financial statement disclosures.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$57,998	$—	$—	$57,998
Commercial paper	—	2,296	—	2,296
Certificates of deposit	—	14,821	—	14,821
Cash equivalents	57,998	17,117	—	75,115
Commercial paper	—	27,837	—	27,837
U.S. Treasury and government debt securities	—	12,298	—	12,298
Marketable securities	—	40,135	—	40,135
Total financial assets	$57,998	$57,252	$—	$115,250

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$42,126	$—	$—	$42,126
Certificates of deposit	—	12,528	—	12,528
Cash equivalents	42,126	12,528	—	54,654
Commercial paper	—	50,962	—	50,962
Agency debt securities	—	2,995	—	2,995
U.S. Treasury and government debt securities	—	42,878	—	42,878
Marketable securities	—	96,835	—	96,835
Total financial assets	$42,126	$109,363	$—	$151,489

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2024 and 2023.
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Commercial paper	$27,823	$17	$(3)	$27,837
U.S. Treasury and government debt securities	12,289	9	—	12,298
Total	$40,112	$26	$(3)	$40,135

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Commercial paper	$50,975	$3	$(16)	$50,962
Agency debt securities	2,997	—	(2)	2,995
U.S. Treasury and government debt securities	42,867	12	(1)	42,878
Total	$96,839	$15	$(19)	$96,835

The remaining contractual maturity of all marketable securities was within one year as of December 31, 2024 and 2023. Realized gains and losses were not material for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, and 2023 there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31,
	2024	2023
Internal-use software	$72,372	$56,257
Network hardware, computer equipment and software	153,838	137,709
Leasehold improvements	5,526	5,173
Furniture and fixtures	2,329	2,304
Property, equipment and software, gross	234,065	201,443
Less: accumulated depreciation and amortization	(175,543)	(140,714)
Total property, equipment and software, net	$58,522	$60,729
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $24.8 million, $28.5 million, and $23.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company capitalized $23.4 million, $21.3 million, and $14.5 million in software development costs during the years ended December 31, 2024, 2023 and 2022, respectively. Fully-amortized software development costs of $7.3 million have been removed from internal-use software and accumulated depreciation and amortization for the year ended December 31, 2024. Amortization expense of internal use software was $18.9 million, $13.9 million, and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included within cost of revenue in the consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2024, 2023 and 2022.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	December 31,
	2024	2023
Payable to publishers	$366,009	$335,061
Trade and other payables	20,593	12,612
Total accounts payable	$386,602	$347,673
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$19,977	$18,784
Accrued and other current liabilities	6,388	6,900
Total accrued liabilities	$26,365	$25,684

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
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, leverage and senior leverage ratios. The Company was in compliance with these covenants as of December 31, 2024.
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
The components of operating and finance lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$8,536	$7,468
Finance lease cost	186	189
Total lease cost	$8,722	$7,657

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$6,531	$5,789
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$29,909	$1,041
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
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$44,402	$21,102
Operating lease liabilities, current	$5,843	$6,236
Operating lease liabilities, non-current	39,538	15,607
Total operating lease liabilities	$45,381	$21,843
Finance leases
Furniture and fixtures	$869	$869
Accumulated depreciation	(536)	(362)
Furniture and fixtures, net	$333	$507
Accrued liabilities	$139	$133
Other liabilities, non-current	344	483
Total finance lease liabilities	$483	$616
Other information related to leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	7.8 years	3.7 years
Finance leases	3.3 years	4.3 years
Weighted-average discount rate:
Operating leases	4.90%	3.23%
Finance leases	2.24%	2.24%

As of December 31, 2024, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ending December 31,
2025	$6,513	$149	$6,662
2026	9,328	153	9,481
2027	8,850	158	9,008
2028	5,440	41	5,481
2029	3,685	—	3,685
Thereafter	24,086	—	24,086
Total minimum lease payments	57,902	501	58,403
Less: imputed interest	(12,521)	(18)	(12,539)
Total present value of lease liabilities	$45,381	$483	$45,864

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
Goodwill as of December 31, 2024 and 2023 was $29.6 million. There were no accumulated impairment losses as of December 31, 2024.

Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,900	$3,616	$4,284	2.75
Customer relationships	1,000	1,000	—	—
Total acquisition-related intangible assets	$8,900	$4,616	$4,284	2.75

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,900	$2,036	$5,864	3.75
Customer relationships	1,000	1,000	—	—
Total acquisition-related intangible assets	$8,900	$3,036	$5,864	3.75
Amortization expense related to acquisition-related intangibles was $1.6 million and $2.4 million for the years ended December 31, 2024 and 2023.
As of December 31, 2024, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

2025	$1,580
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$4,284
Note 9 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers.
As of December 31, 2024, future minimum commitments for purchase obligations with a remaining term in excess of one year were as follows (in thousands):

Years ending December 31,
2025	$21,872
2026	3,365
2027	250
Total future minimum commitments, net	$25,487
Letters of Credit
As of December 31, 2024, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $1.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2036, respectively. As of December 31, 2023 the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $0.5 million and $3.5 million.

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
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (“2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized an increase to the 2023 Repurchase Program for the repurchase of shares of its Class A common stock from $75.0 million to $175.0 million through December 31, 2025 (the “2024 Repurchase Program”).
Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2024 Repurchase Program is scheduled to terminate on December 31, 2025.
During the year ended December 31, 2024, the Company repurchased 4,277,965 aggregate shares of Class A common stock for $75.3 million. The Company recorded an additional $0.4 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2024, $40.4 million remains available for repurchases.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of December 31, 2024, the Company has reserved 5,489,950 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
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
The following table summarizes stock option activity and related information under the Company’s equity incentive plans (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2023	7,079	$9.02	5.78	$67,418
Options granted	1,544	15.46
Options exercised	(616)	2.87
Options canceled	(79)	6.52
Options expired	(35)	32.26
Outstanding — December 31, 2024	7,893	$10.68	5.71	$50,372
Vested and exercisable — December 31, 2024	5,937	$8.90	4.76	$50,343

The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of the Company’s common stock on the date of exercise. The intrinsic value of options exercised was $9.9 million, $7.5 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, unrecognized stock-based compensation of $17.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.49 years.

The fair value of stock options granted under the Company’s equity incentive plans was estimated using the following assumptions:

Year Ended December 31,
	2024	2023	2022
Fair market value of common stock	$15.38-$16.34	$12.56-$16.94	$18.63-$31.79
Expected term (in years)	5.0-7.0	5.0-7.0	5.0-7.0
Risk-free interest rate	4.0%-4.2%	3.5%-4.0%	1.8%-3.4%
Expected volatility	55%-58%	55%-59%	54%-57%
Dividend rate	—%	—%	—%
Weighted-average grant date fair value of options granted	$8.78	$8.58	$13.70
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
Restricted Stock Units
RSU awards generally vest over four years, subject to the holder’s continued service through the vesting date.
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Unvested — December 31, 2023	2,934	$19.49	$47,859
Granted	2,465	16.49
Vested	(1,347)	19.32
Canceled/Forfeited	(365)	18.04
Unvested — December 31, 2024	3,687	$17.68	$54,167
As of December 31, 2024, unrecognized stock-based compensation of $57.0 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.50 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of December 31, 2024, the Company has reserved 1,779,811 shares of its common stock for issuance under the ESPP.
As of December 31, 2024, $0.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the twelve months ended December 31, 2024, 169,773 shares of Class A common stock have been purchased under the ESPP.
As of December 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.52 years.
The fair value of purchase right granted the under the Company’s 2020 Employee Stock Purchase Plan was estimated using the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5-1.0	0.5-1.0	0.5-1.0
Risk-free interest rate	4.3%-5.4%	5.4%-5.1%	1.6%-2.2%
Expected volatility	53%-65%	48%-59%	83%-79%
Dividend rate	—%	—%	—%
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
Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,855	$1,472	$1,135
Technology and development	6,313	4,346	3,225
Sales and marketing	13,407	10,462	7,645
General and administrative	16,101	12,582	8,641
Total stock-based compensation expense	37,676	28,862	20,646
Tax benefit from stock-based compensation	(7,728)	(5,695)	(3,537)
Total stock-based compensation expense, net of tax effect	$29,948	$23,167	$17,109

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
The following table sets forth the computation of the Company’s basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders – basic	$12,504	$8,881	$28,705
Denominator:
Weighted average shares outstanding – basic	49,213	51,760	52,278
Options to purchase common stock	3,722	4,037	4,606
Restricted stock	1,272	178	13
Employee stock purchase plan shares	87	52	11
Weighted average shares outstanding – diluted	54,294	56,027	56,908
Net income per share attributable to common stockholders – diluted	$0.23	$0.16	$0.50
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	3,354	2,167	1,016
Unvested restricted stock units	100	1,106	1,165
ESPP	—	37	73
Total common stock equivalents excluded from net income per share attributable to common stockholders – diluted	3,454	3,310	2,254

Note 12 – Income Taxes
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	December 31,
	2024	2023	2022
Domestic	$9,737	$5,371	$32,945
Foreign	8,037	5,134	4,522
Income before provision for income taxes	$17,774	$10,505	$37,467

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2024	2023	2022
Current provisions for income taxes:
Federal	$10,561	$11,059	$11,379
State	3,199	2,026	2,060
Foreign	2,494	1,947	1,349
Total current tax expense	16,254	15,032	14,788

Deferred tax expense (benefit):
Federal	(8,731)	(11,825)	(5,491)
State	(1,960)	(1,391)	(769)
Foreign	(293)	(192)	234
Total deferred tax benefit	(10,984)	(13,408)	(6,026)
Total provision for income taxes	$5,270	$1,624	$8,762
The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the periods presented:

	December 31,
	2024	2023	2022
Federal statutory income tax rate	21.00%	21.00%	21.00%
State after-tax rate	3.60	2.82	3.45
Stock options	1.23	19.25	2.67
Research credit	(6.33)	(10.20)	(4.51)
Transfer pricing reserve	(0.77)	1.54	0.76
Foreign rate differential	1.32	4.64	(0.02)
GILTI	—	(11.62)	3.30
Foreign derived intangible income	(11.52)	(22.57)	(5.43)
Section 162(m) limitation	14.15	7.18	2.59
Acquisition-related costs	5.56	1.22	(0.65)
Change in valuation allowance	0.61	—	—
Other	0.79	2.18	0.27
Effective tax rate	29.64%	15.44%	23.43%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$—	$811
Accruals and allowances	3,244	1,489
Tax credits	1,987	2,023
Stock-based compensation	9,155	6,967
Intangibles assets	583	816
Lease obligation	9,658	4,081
R&D capitalization	21,950	15,419
Other	1,283	931
Total deferred tax assets	47,860	32,537
Valuation allowance	(2,118)	(2,023)
Total deferred tax assets, net of valuation allowance	45,742	30,514
Deferred tax liabilities:
Property, equipment, and software	(8,569)	(9,273)
Goodwill	(945)	(956)
Prepaid expense	(832)	(1,023)
Right-of-use asset	(9,445)	(3,933)
Acquired intangibles	(1,087)	(1,449)
Total deferred tax liabilities	(20,878)	(16,634)
Net deferred income tax asset (liabilities)	$24,864	$13,880
As of December 31, 2024, the Company had state research and development credit carryforwards of $3.8 million. The state credits can be carried forward indefinitely.
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
Deferred Tax Valuation Allowance
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Management has determined that there is sufficient positive evidence that a valuation allowance against deferred tax assets is not required as of December 31, 2024 and 2023, except for unrealized losses on equity investment and state research credit carryforwards, starting in 2021, for which realization is not deemed more likely than not given insufficient future capital gains to offset the investment’s worth and the Company expects to generate more credits in future than can be utilized against projected taxable income.
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

Uncertain Tax Positions
The activity related to the unrecognized income tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized income tax benefits — beginning balance	$4,381	$4,303	$2,364
Increases related to tax positions taken during the current year	1,091	1,104	1,788
Increases related to tax positions taken during the prior years	10	—	386
Decreases related to tax positions taken during the prior years	(787)	(1,026)	(235)
Gross unrecognized income tax benefits — ending balance	$4,695	$4,381	$4,303
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2024 and 2023, the Company had approximately $0.3 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions.
$2.7 million of unrecognized income tax benefits would, if recognized, impact the effective tax rate in the period in which each of the benefits is recognized.
The Company files U.S., state and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2015 and thereafter. There are currently no income tax audits involving any U.S. states or foreign tax jurisdictions.

Note 13 – Segment and Geographical Information
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.
The primary measure of segment profit or loss is consolidated net income as presented below and is used by the CODM for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers accountable for operations, operating results beyond revenue or gross profit, or plans for levels or components below the consolidated unit level. Accordingly, the Company has one single reporting segment.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$291,256	$267,014	$256,380
Less:
Employee compensation[1]	183,022	156,052	126,456
Depreciation and amortization expense	45,352	44,770	34,249
Other segment items[2]	58,955	64,156	55,155
Operating income	3,927	2,036	40,520

Other income (expense)
Interest income	8,477	8,828	2,214
Unrealized loss on equity investments	—	—	(5,948)
Other income (expense), net	5,370	(359)	681
Income before income taxes	17,774	10,505	37,467
Provision for income taxes	5,270	1,624	8,762
Segment net income	$12,504	$8,881	$28,705
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.
Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$176,208	$158,110	$156,067
EMEA	83,385	84,919	71,869
APAC	25,002	19,287	24,844
Rest of the world	6,661	4,698	3,600
Total	$291,256	$267,014	$256,380

The following table presents long-lived assets by geographic area, which includes property and equipment, net, and operating lease right-of-use assets (in thousands):

	December 31,
	2024	2023
United States	$88,998	$68,299
Rest of the world	13,926	13,532
Total	$102,924	$81,831

Note 14 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.7 million and $1.3 million matching contribution to the 401(k) Plan for the year ended December 31, 2024 and 2023, respectively.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte and Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
(c) Trading Plans
In the quarter ended December 31, 2024, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Amar Goel (2)	Chief Innovation Officer	Adopted	11/29/2024	X (1)		211,765	1/30/2026
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
(2)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holder’s RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations in addition to shares held in Trust accounts.
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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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
(3) Exhibits
The exhibits required to be filed as part of this report are:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 14, 2022, by and among the Registrant, Marlin Acquisition Sub, Inc., and ConsultMates, Inc.	8-K	001-39748	2.1	September 14, 2022

3.1	Restated Certificate of Incorporation.					X

3.2	Amended and Restated Bylaws.	10-K	001-39748	3.2	February 28, 2023

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-250077	4.1	November 30, 2020

4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated October 1, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-250077	4.2	November 13, 2020

4.3	Description of the Registrant’s Securities.	10-K	001-39748	4.3	March 26, 2021

10.1*	Form of Indemnification Agreement.	S-1	333-250077	10.1	November 13, 2020

10.2*	2006 Stock Option Plan, as amended.	S-1	333-250077	10.2	November 13, 2020

10.3*	2017 Equity Incentive Plan, as amended.	S-1	333-250077	10.4	November 13, 2020

10.4*	2020 Equity Incentive Plan.	S-1/A	333-250077	10.5	November 30, 2020

10.5*	2019 Executive Bonus Plan.	S-1	333-250077	10.3	November 13, 2020

10.6*	2020 Executive Bonus Plan.	10-K	001-39748	10.4	March 26, 2021

10.7*†	2021 Executive Bonus Plan.	8-K	001-39748	10.6	March 25, 2020

10.8*	2022 Executive Bonus Plan.	10-K	001-39748	10.8	March 1, 2022

10.9*	2023 Executive Bonus Plan.	10-K	001-39748	10.9	February 28, 2023

10.10*	2024 Executive Bonus Plan.	10-K	001-39748	10.10	February 28, 2024

10.11*	2025 Executive Bonus Plan.					X

10.12*	2020 Employee Stock Purchase Plan, and form of subscription agreement.	S-1/A	333-250077	10.6	November 30, 2020

10.13*	Executive Deferred Compensation Plan.	8-K	001-39748	10.7	March 25, 2021

10.14*	Amended and Restated Employment Agreement, effective as of December 18, 2017, by and between the Registrant and Rajeev K. Goel.	S-1/A	333-250077	10.7	November 30, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15*	Offer Letter, effective as of October 1, 2016, by and between the Registrant and Amar K. Goel, as amended.	S-1/A	333-250077	10.8	November 30, 2020

10.16*	Employment Agreement, effective as of November 7,2011, by and between the Registrant and Steven Pantelick, as amended.	S-1/A	333-250077	10.9	November 30, 2020

10.17*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Rajeev K. Goel.	8-K	001-39748	10.2	March 25, 2021

10.18*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Amar K. Goel.	8-K	001-39748	10.3	March 25, 2021

10.19*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Steven Pantelick.	8-K	001-39748	10.4	March 25, 2021

10.20*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Jeffrey Hirsch.	8-K	001-39748	10.5	March 25, 2021

10.21*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Mukul Kumar.	10-K	001-39748	10.18	March 1, 2022

10.22	Third Amended and Restated Loan and Security Agreement, dated November 7, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	333-250077	10.13	November 13, 2020

10.23	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated March 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	March 25, 2021

10.24	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated April 6, 2021, by and between the Company and Silicon Valley Bank.	8-K	001-39748	10.1	April 9, 2021

10.25	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated June 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	June 8, 2021

10.26†	Google Exchange Integration Agreement, dated May 14, 2018, by and between the Registrant and Google Inc, as amended.	S-1	333-250077	10.14	November 13, 2020

10.27†	PubMatic Demand Partner Agreement, dated November 5, 2011, by and between the Registrant and The Trade Desk, Inc., as amended.	S-1	333-250077	10.15	November 13, 2020

10.28†	Yahoo Ad Exchange Agreement - Media Buyer, effective as of December 16, 2015, by and between the Registrant and Yahoo! Inc.	S-1	333-250077	10.16	November 13, 2020

10.29†	Sublease Agreement, dated as of October 20, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.1	November 10, 2021

10.30	First Amendment to Sublease Agreement, dated as of November 8, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.2	November 10, 2021

10.31*	Form of Tier 1 Retention Agreement.	S-1/A	333-250077	10.20	November 30, 2020

10.32*	Form of Tier 2 Retention Agreement.	S-1/A	333-250077	10.21	November 30, 2020

10.33	Credit Agreement, dated as of October 17, 2022, by and among the Registrant, the lenders party thereto, and Silicon Valley Bank	8-K	001-39748	10.1	October 17, 2022

10.34	Advisor Agreement between Jeffrey Hirsch and PubMatic, Inc. dated March 30, 2023	10-Q	001-39748	10.1	May 9, 2023

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

19.1	Insider Trading Policy.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback Policy.	10-K	001-39748	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Dated: February 27, 2025

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

Signature	Title	Date

/s/ Rajeev K. Goel	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Rajeev K. Goel

/s/ Steven Pantelick	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Steven Pantelick

/s/ Lisa Gimbel	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Lisa Gimbel

/s/ Susan Daimler	Director	February 27, 2025
Susan Daimler

/s/ Shelagh Glaser	Director	February 27, 2025
Shelagh Glaser

/s/ Amar K. Goel	Director	February 27, 2025
Amar K. Goel

/s/ Anton Hanebrink	Director	February 27, 2025
Anton Hanebrink

/s/ Ramon Jones	Director	February 27, 2025
Ramon Jones

/s/ Nick Mehta	Director	February 27, 2025
Nick Mehta

/s/ Jacob Shulman	Director	February 27, 2025
Jacob Shulman