Form 10-Q
period 2025-03-31
PubMatic, Inc.
filed 2025-05-08
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 40,265,869 shares of Class A common stock outstanding and 8,267,780 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,811	$100,452
Marketable securities	42,315	40,135
Accounts receivable, net	349,123	424,814
Prepaid expenses and other current assets	12,018	10,145
Total current assets	505,267	575,546
Property, equipment and software, net	54,386	58,522
Operating lease right-of-use assets	42,575	44,402
Acquisition-related intangible assets, net	3,889	4,284
Goodwill	29,577	29,577
Deferred tax assets	29,619	24,864
Other assets, non-current	3,289	2,324
TOTAL ASSETS	$668,602	$739,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$323,611	$386,602
Accrued liabilities	20,309	26,365
Operating lease liabilities, current	6,241	5,843
Total current liabilities	350,161	418,810
Operating lease liabilities, non-current	38,649	39,538
Other liabilities, non-current	4,191	3,908
TOTAL LIABILITIES	393,001	462,256
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of March 31, 2025 and December 31, 2024; No shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of March 31, 2025 and December 31, 2024; 48,698 shares issued and 40,042 shares outstanding as of March 31, 2025; 48,177 shares issued and 39,860 shares outstanding as of December 31, 2024; 1,000,000 Class B shares authorized as of March 31, 2025 and December 31, 2024; 11,416 shares issued and 8,275 shares outstanding as of March 31, 2025; 11,382 shares issued and 8,241 shares outstanding as of December 31, 2024	6	6
Treasury stock, at cost; 11,797 and 11,458 shares as of March 31, 2025 and December 31, 2024, respectively	(150,409)	(146,796)
Additional paid-in capital	286,471	275,304
Accumulated other comprehensive loss	(366)	(636)
Retained earnings	139,899	149,385
TOTAL STOCKHOLDERS’ EQUITY	275,601	277,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$668,602	$739,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$63,825	$66,701
Cost of revenue	25,588	25,424
Gross profit	38,237	41,277
Operating expenses:
Technology and development	8,772	7,960
Sales and marketing	26,799	24,815
General and administrative	14,569	14,027
Total operating expenses	50,140	46,802
Operating loss	(11,903)	(5,525)
Interest income	1,593	2,564
Other income (expense), net	(1,014)	258
Loss before income taxes	(11,324)	(2,703)
Benefit from income taxes	(1,838)	(249)
Net loss	$(9,486)	$(2,454)

Basic net loss per share of Class A and Class B stock	$(0.20)	$(0.05)
Diluted net loss per share of Class A and Class B stock	$(0.20)	$(0.05)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	48,346	50,039
Diluted	48,346	50,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,486)	$(2,454)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(22)	(21)
Net change in foreign currency translation adjustment	292	—
Comprehensive loss	$(9,216)	$(2,475)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
Stock-based compensation	—	—	—	10,604	—	—	10,604
Exercise of stock options	202	—	—	563	—	—	563
Repurchase of shares	(339)	—	(3,613)	—	—	—	(3,613)
Issuance of common stock related to RSU vesting	353	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,486)	(9,486)
Balance as of March 31, 2025	48,317	$6	$(150,409)	$286,471	$(366)	$139,899	$275,601

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	50,246	$6	$(71,103)	$230,419	$(4)	$136,881	$296,199
Stock-based compensation	—	—	—	9,821	—	—	9,821
Exercise of stock options	298	—	—	939	—	—	939
Repurchase of shares	(895)	—	(15,754)	—	—	—	(15,754)
Issuance of common stock related to RSU vesting	230	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,454)	(2,454)
Balance as of March 31, 2024	49,879	$6	$(86,857)	$241,179	$(25)	$134,427	$288,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(9,486)	$(2,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,676	11,212
Stock-based compensation	9,698	9,111
Deferred income taxes	(4,754)	(4,667)
Accretion of discount on marketable securities	(454)	(1,234)
Non-cash operating lease expense	1,928	1,690
Other	(223)	(1)
Changes in operating assets and liabilities:
Accounts receivable	75,691	72,184
Prepaid expenses and other assets	5,681	(196)
Accounts payable	(62,578)	(58,444)
Accrued liabilities	(11,287)	(1,784)
Operating lease liabilities	(590)	(1,380)
Other liabilities, non-current	319	257
Net cash provided by operating activities	15,621	24,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,441)	(801)
Capitalized software development costs	(6,880)	(7,231)
Purchases of marketable securities	(15,307)	(34,336)
Proceeds from maturities of marketable securities	13,559	38,500
Net cash used in investing activities	(10,069)	(3,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	—	(2,148)
Proceeds from exercise of stock options	563	939
Principal payments on finance lease obligations	(35)	(32)
Payments to acquire treasury stock	(5,000)	(17,500)
Net cash used in financing activities	(4,472)	(18,741)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,080	1,685
Effect of foreign exchange rates on cash and cash equivalents	279	—
CASH AND CASH EQUIVALENTS - Beginning of period	100,452	78,509
CASH AND CASH EQUIVALENTS - End of period	$101,811	$80,194
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$885	$1,033
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$906	$710
Property and equipment included in accounts payable and accrued liabilities	$194	$148
Capitalized software costs included in accounts payable and accrued liabilities	$673	$917
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
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2025, for example, refer to the fiscal year ending December 31, 2025.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 27, 2025 (the “Annual Report”).
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2025 may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2025 and 2024, no publisher represented more than 10% of the Company’s revenue. As of March 31, 2025, two buyers accounted for 46% and 12%, respectively, of accounts receivable. As of December 31, 2024, two buyers accounted for 44% and 11%, respectively, of accounts receivable.

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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses, beginning balance	$1,018	$770
Increase in provision for expected credit losses	—	—
Write-offs	—	163
Allowance for credit losses, ending balance	$1,018	$933
Recent Accounting Pronouncements Not Yet Adopted
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

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$46,482	$—	$—	$46,482
Certificates of deposit	—	13,462	—	13,462
Cash equivalents	46,482	13,462	—	59,944
Commercial paper	—	29,890	—	29,890
U.S. Treasury and government debt securities	—	12,425	—	12,425
Marketable securities	—	42,315	—	42,315
Total financial assets	$46,482	$55,777	$—	$102,259

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$57,998	$—	$—	$57,998
Commercial paper	—	2,296	—	2,296
Certificates of deposit	—	14,821	—	14,821
Cash equivalents	57,998	17,117	—	75,115
Commercial paper	—	27,837	—	27,837
U.S. Treasury and government debt securities	—	12,298	—	12,298
Marketable securities	—	40,135	—	40,135
Total financial assets	$57,998	$57,252	$—	$115,250
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
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$29,893	$2	$(5)	$29,890
U.S. Treasury and government debt securities	12,421	4	—	12,425
Total	$42,314	$6	$(5)	$42,315

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$27,823	$17	$(3)	$27,837
U.S. Treasury and government debt securities	12,289	9	—	12,298
Total	$40,112	$26	$(3)	$40,135

The remaining contractual maturity of all marketable securities was within one year as of March 31, 2025 and December 31, 2024. Realized gains and losses were not material for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and 2024, there were no securities that were in an unrealized loss position for more than twelve months.
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Internal-use software	$78,465	$72,372
Network hardware, computer equipment and software	154,656	153,838
Leasehold improvements	5,801	5,526
Furniture and fixtures	2,368	2,329
Property, equipment and software, gross	241,290	234,065
Less: accumulated depreciation and amortization	(186,904)	(175,543)
Total property, equipment and software, net	$54,386	$58,522
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $5.8 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.
The Company capitalized $6.1 million and $5.9 million in software development costs during the three months ended March 31, 2025 and 2024, respectively. Amortization expense of internal-use software was $5.5 million and $4.2 million during the three months ended March 31, 2025 and 2024, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2025 and 2024, respectively.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payable to publishers	$304,078	$366,009
Trade and other payables	19,533	20,593
Total accounts payable	$323,611	$386,602
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$10,613	$19,977
Accrued and other current liabilities	9,696	6,388
Total accrued liabilities	$20,309	$26,365

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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of March 31, 2025, the applicable interest rate under the revolving credit facility was 8.50%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of March 31, 2025, the Company has not drawn down on the credit facility.
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
During the three months ended March 31, 2025, operating right-of-use assets obtained in exchange for new lease obligations was $2.1 million.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,367	$2,019
Finance lease cost	46	47
Total lease cost	$2,413	$2,066
As of March 31, 2025, a weighted average discount rate of 5.28% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 7.6 and 3.0 years, respectively, as of March 31, 2025.
As of March 31, 2025, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2025	$3,108	$112	$3,220
2026	9,291	153	9,444
2027	9,748	158	9,906
2028	6,372	41	6,413
2029	4,839	—	4,839
Thereafter	24,279	—	24,279
Total minimum lease payments	57,637	464	58,101
Less: imputed interest	(12,747)	(15)	(12,762)
Total present value of lease liabilities	$44,890	$449	$45,339

Note 7 – Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$4,011	$3,889
Total acquisition-related intangible assets	$7,900	$4,011	$3,889

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$3,616	$4,284
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$4,616	$4,284
The weighted average remaining useful life of developed technology was 2.5 years as of March 31, 2025. Amortization expense related to acquisition-related intangibles was $0.4 million for each of the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2025	$1,185
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$3,889
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three months ended March 31, 2025, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Letters of Credit
As of March 31, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.1 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively. As of December 31, 2024, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $1.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2036, respectively.
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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (as amended, the “2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (in addition to the $75 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2025 (the “2024 Repurchase Program Extension”) . As of March 31, 2025, $36.8 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the three months ended March 31, 2025, the Company repurchased 339,000 aggregate shares of Class A common stock for $3.6 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program, as amended, is scheduled to terminate on December 31, 2025.
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance awards, and stock bonus awards. As of March 31, 2025, the Company has reserved 5,409,206 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.

Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,893	$10.68	5.71	$50,372
Options granted	986	15.65
Options exercised	(202)	2.78
Options canceled	(36)	17.65
Options expired	(7)	24.78
Outstanding as of March 31, 2025	8,634	$11.40	6.75	$26,013
Vested and exercisable as of March 31, 2025	5,976	$9.44	4.68	$26,013
As of March 31, 2025, unrecognized stock-based compensation of $23.1 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.79 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,687	$17.68
Granted	1,612	15.54
Vested	(353)	18.54
Canceled or forfeited	(69)	17.58
Unvested as of March 31, 2025	4,877	$16.91
As of March 31, 2025, unrecognized stock-based compensation of $72.8 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.81 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering (“IPO”). A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2025, the Company had reserved 2,260,820 shares of its Class A common stock for issuance under the ESPP.
As of March 31, 2025, $1.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the three months ended March 31, 2025 and 2024, no shares of our Class A common stock were purchased under the ESPP.
As of March 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of 0.32 years.

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$474	$437
Technology and development	1,585	1,441
Sales and marketing	3,463	3,238
General and administrative	4,176	3,995
Total stock-based compensation expense	9,698	9,111
Tax benefit from stock-based compensation	(2,055)	(1,886)
Total stock-based compensation expense, net of tax effect	$7,643	$7,225
Note 10 – Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(9,486)	$(2,454)
Denominator:
Weighted average shares outstanding – basic and diluted	48,346	50,039
Net loss per share – basic and diluted	$(0.20)	$(0.05)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	4,162	3,344
Unvested restricted stock units	1,062	7
Total common stock equivalents excluded from net loss per share – diluted	5,224	3,351
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the fiscal three months ended March 31, 2025. Therefore, the discrete effective tax rate method has been used to calculate taxes for the fiscal three months ended March 31, 2025.
The Company recorded a benefit from income taxes of $1.8 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
The effective income tax rate was 16% and 9% for the three months ended March 31, 2025 and 2024, respectively. The benefit from income taxes for the three months ended March 31, 2025 is related to tax benefits from foreign-derived intangible income, research tax credits, deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.

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
Note 12 – Segment and Geographical Information
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer.
The primary measure of segment profit or loss is consolidated net loss as presented below and is used by the CODM for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers accountable for operations, operating results beyond revenue or gross profit, or plans for levels or components below the consolidated unit level. Accordingly, the Company has one single reporting segment.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$63,825	$66,701
Less:
Employee compensation[1]	47,557	45,670
Depreciation and amortization expense	11,676	11,212
Other segment items[2]	16,495	15,344
Operating loss	(11,903)	(5,525)

Other income (expense)
Interest income	1,593	2,564
Other income (expense), net	(1,014)	258
Loss before income taxes	(11,324)	(2,703)
Benefit from income taxes	(1,838)	(249)
Segment net loss	$(9,486)	$(2,454)
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.
Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$38,133	$40,507
EMEA	18,848	20,144
APAC	5,382	4,967
Rest of the world	1,462	1,083
Total	$63,825	$66,701
No other country besides the United States represented more than ten percent of total revenue during the three months ended March 31, 2025 and 2024.

The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	March 31, 2025	December 31, 2024
United States	$81,638	$88,998
Rest of the world	15,323	13,926
Total	$96,961	$102,924
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.5 million in matching contributions to the 401(k) Plan for each of the three months ended March 31, 2025 and 2024, respectively.
Note 14 – Subsequent Event
On May 7, 2025, the Company’s Board of Directors authorized up to an additional $100 million for the repurchase of its Class A common stock (“2025 Repurchase Program Extension”), in addition to the $175.0 million previously authorized by the Company’s Board of Directors for our repurchase program. As of May 5, 2025, there was $30.8 million authorized and available from the 2024 Repurchase Program Extension. Accordingly, the Company has a collective total of $130.8 million authorized and available for repurchases of its Class A common stock as of May 5, 2025 under the 2023 Repurchase Program. Pursuant to the 2023 Repurchase Program, the Company is authorized to repurchase shares in the open market and/or in privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of the repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The 2023 Repurchase Program, as amended by the 2024 Repurchase Program Extension and 2025 Repurchase Program Extension, is scheduled to terminate on December 31, 2026.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

Industry Trends and Macroeconomic Factors
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some noted trends include the continued growth of digital media across multiple platforms, a continued increase in the number of ad impressions processed and analyzed in real-time by each participant in the digital advertising ecosystem, and a desire for transparency and control throughout the supply chain from both the buyers and publishers. Additionally, rapidly evolving data and privacy regulations and industry standards continue to impact our business. For example, in April 2025, Google confirmed that it was abandoning its effort to deprecate the use of third-party cookies in Chrome and instead ask users to opt-in or opt-out of cookies in Chrome, which may impact the industry’s anticipated shift to alternative identity solutions.
Additionally, recent macroeconomic uncertainty, including adopted or proposed changes in the trade policies and tariff rates of the United States and international trade partners, slowing domestic growth, economic recession concerns, interest rate fluctuations, volatility in domestic and international equity and debt markets, foreign currency fluctuation and weakening of the U.S. Dollar, and persistent inflation in the U.S. and other markets globally, continue to create economic volatility and dislocation in the capital and credit markets in the U.S. and globally. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
See “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the risks related to inflation, volatile interest rates, foreign currency fluctuations and general macroeconomic uncertainty on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue	$63,825	$66,701
Operating loss	$(11,903)	$(5,525)
Net loss	$(9,486)	$(2,454)
Adjusted EBITDA(1)	$8,457	$15,056
Net cash provided by operating activities	$15,621	$24,294
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 102% for the trailing twelve months ended March 31, 2025 and 106% for the trailing twelve months ended March 31, 2024.
Further, we work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for over five years and SPO represented over 55% of total activity for the three months ended March 31, 2025.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 665 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In March 2025, our platform processed approximately 842 billion ad impressions daily, each in a fraction of a second.

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
We report revenue on a net basis. This represents gross billings to buyers, net of amounts we pay publishers and rebates associated with SPO agreements with buyers. We record our accounts receivable at the amount of gross billings to buyers, net of allowances, for the amounts we are responsible to collect, and we record our accounts payable at the net amount payable to publishers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue, which is reported on a net basis.
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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$63,825	$66,701
Cost of revenue(1)	25,588	25,424
Gross profit	38,237	41,277
Operating expenses(1):
Technology and development	8,772	7,960
Sales and marketing	26,799	24,815
General and administrative	14,569	14,027
Total operating expenses	50,140	46,802
Operating loss	(11,903)	(5,525)
Interest income	1,593	2,564
Other income (expense), net	(1,014)	258
Loss before income taxes	(11,324)	(2,703)
Benefit from income taxes	(1,838)	(249)
Net loss	$(9,486)	$(2,454)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$474	$437
Technology and development	1,585	1,441
Sales and marketing	3,463	3,238
General and administrative	4,176	3,995
Total stock-based compensation expense	$9,698	$9,111

	Three Months Ended March 31,
	2025	2024
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	40	38
Gross profit	60	62
Operating expenses:
Technology and development	14	12
Sales and marketing	42	37
General and administrative	23	21
Total operating expenses	79	70
Operating loss	(19)	(8)
Interest income	2	4
Other income (expense), net	(1)	—
Loss before income taxes	(18)	(4)
Benefit from income taxes	(3)	—
Net loss	(15)%	(4)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$63,825	$66,701	$(2,876)	(4)%
Cost of revenue	25,588	25,424	164	1%
Gross profit	$38,237	$41,277	$(3,040)	(7)%
Gross profit margin	60%	62%
Revenue for the three months ended March 31, 2025 decreased by $2.9 million, or 4%, compared to the three months ended March 31, 2024. Our revenues were primarily driven by impressions processed on our platform, new revenue streams, and growth in customer relationships. These were negatively impacted by bidding methodology changes implemented by one of our buyers in 2024 resulting in a year over year decline in revenues.
As of March 31, 2025, we served approximately 1,950 publishers and app developers worldwide on our platform, compared to approximately 1,800 publishers and app developers worldwide as of March 31, 2024. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect our revenues to be affected by macroeconomic conditions for the remainder of 2025, and will continue to be impacted by the bidding methodology changes implemented by one of our buyers in the near term. The magnitude of these impacts on our future revenues is difficult to predict.
Cost of revenue increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $0.5 million increase in depreciation and amortization, offset by a $0.4 million decrease in personnel costs. Overall, our cost of revenue per million impressions processed for the three months ended March 31, 2025 decreased by approximately 22% compared to the three months ended March 31, 2024.
Our gross margin of 60% for the three months ended March 31, 2025 decreased compared to 62% for the three months ended March 31, 2024 primarily due to a decrease in revenue.
We expect the cost of revenue to be higher in 2025 compared to 2024 in absolute dollars as we continue to expand our capacity to process impressions. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Technology and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Technology and development	$8,772	$7,960	$812	10%
Percent of revenue	14%	12%
The increase in technology and development costs for the three months ended March 31, 2025 was primarily due to an increase of $0.9 million in personnel costs as headcount increased, partially offset by an increase of $0.2 million related to the capitalization of internal-use software.
We expect technology and development expenses to continue to increase in 2025 compared to 2024 in absolute dollars, primarily due to additional headcount and investment in technological innovation.
Sales and Marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$26,799	$24,815	$1,984	8%
Percent of revenue	42%	37%
Sales and marketing costs for the three months ended March 31, 2025 increased primarily due to a $0.9 million increase in personnel costs and a $0.9 million increase in travel and entertainment costs.
We expect sales and marketing expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to additional headcount investments.
General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,569	$14,027	$542	4%
Percent of revenue	23%	21%
General and administrative expense increased for the three months ended March 31, 2025 primarily due to a $0.4 million increase in personnel costs.
We expect general and administrative expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to employee compensation.
Interest Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$1,593	$2,564	$(971)	(38)%
Interest income decreased for the three months ended March 31, 2025 compared to the prior year period due to a decrease in the Company’s interest-bearing securities investments.
Other Income (Expense), net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(1,014)	$258	$(1,272)	(493)%
Other income (expense), net decreased for the three months ended March 31, 2025 due to foreign exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Benefit from income taxes	$(1,838)	$(249)	$(1,589)	638%
The difference between the effective tax rate for the three months ended March 31, 2025 of 16% and the federal statutory income tax rate of 21% was related to tax benefits from foreign-derived intangible income (FDII), research tax credits and deductions for equity awards, partially offset by nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers' compensation. The effective income tax rate of 9% for the three months ended March 31, 2024 was related to the tax benefit from FDII, research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers compensation.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(9,486)	$(2,454)
Add back (deduct):
Stock-based compensation	9,698	9,111
Depreciation and amortization	11,676	11,212
Interest income	(1,593)	(2,564)
Benefit from income taxes	(1,838)	(249)
Adjusted EBITDA	$8,457	$15,056
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $144.1 million and net working capital, consisting of current assets less current liabilities, of $155.1 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program which was to terminate as of December 31, 2024 (as amended, the “2023 Repurchase Program”). In February 2024, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2024 (the “2024 Repurchase Program Extension”). During the three months ended March 31, 2025, we repurchased 339,000 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $3.6 million. As of March 31, 2025, $36.8 million remained available for future share repurchases under the 2023 Repurchase Program.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$15,621	$24,294
Net cash used in investing activities	(10,069)	(3,868)
Net cash used in financing activities	(4,472)	(18,741)
Effect of foreign currency on cash	279	—
Net increase in cash and cash equivalents	$1,359	$1,685
Operating Activities
Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our buyers and related payments to our publishers, as well as our investment in personnel to support the anticipated growth of our business. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from buyers and payments to publishers can significantly impact our cash flows from operating activities. For example, we noted an impact to our operating cash flows for the three months ended March 31, 2025 as a result of shifts in spend from one of our large DSPs. In addition, we expect seasonality to impact quarterly cash flows from operating activities.

For the three months ended March 31, 2025, net cash provided by operating activities of $15.6 million resulted primarily from adjustments for non-cash expenses of $17.9 million, including $11.7 million for depreciation and amortization and $9.7 million for stock-based compensation, a decrease in accounts receivable of $75.7 million, a decrease in prepaid expenses and other assets of $5.7 million, offset by a net loss of $9.5 million, a decrease in accounts payable of $62.6 million, and a decrease in accrued liabilities of $11.3 million.
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
For the three months ended March 31, 2025, we used $10.1 million in investing activities, consisting of $1.4 million in purchases of property and equipment (primarily data center infrastructure), and $6.9 million of investments in capitalized internal-use software, and a net increase in investments of marketable securities of $1.7 million.
For the three months ended March 31, 2024, we used $3.9 million in investing activities, consisting of $0.8 million in purchases of property and equipment (primarily data center infrastructure), and $7.2 million of investments in capitalized internal-use software, and a net decrease in investments of marketable securities of $4.2 million.
Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities of $4.5 million was primarily due to purchases of treasury stock of $5.0 million, including the prepayment of funds for future purchases of approximately $1.4 million, offset by proceeds from employee stock option exercises of $0.6 million.
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
There were no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
As of March 31, 2025, we had $5.3 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $101.8 million and marketable securities of $42.3 million as of March 31, 2025, which consisted of bank deposits, money market accounts, time deposits, commercial paper, U.S. Treasury and government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2025. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts have been denominated in U.S. Dollars. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee and British Pound. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.6 million in our operating loss for the three months ended March 31, 2025. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.5 million in our operating loss for the three months ended March 31, 2025.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. The Company’s business, operations, financial results, and our stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. When any one or more of these risks materialize from time to time, such developments could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024.
Risks Related to Our Business, Results of Operations and Growth
Our revenue and results of operations are highly dependent on the overall demand for advertising.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. In recent years, macroeconomic factors such as general economic volatility, recessionary fears, inflation, volatile interest rates and softening demand in certain verticals caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, transnational trade wars or disruptions, inflation, further volatility in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, or general financial uncertainty in North America, Europe, and Asia, where we do most of our business; could adversely affect our business, results of operations, and financial condition. In addition, the conflict in Ukraine and the resumption of the conflict in Israel could cause unpredictable economic effects in Europe and EMEA, including potentially softening general consumer demand. Such conflicts may increase costs of labor and other items impacting our cost of revenue, and these factors and potential others may do so in the future. Reductions in overall advertising spending due to these factors or other factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
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
•seasonality in our business;
•changes in demand due to real or perceived economic stagnation or recession in certain markets;

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
•changes in demand due to changes in macroeconomic environment, including as a result of an economic downturn, recession, inflation, volatility in interest rates or foreign exchange rates, disruptions to supply chains, disruptions to global trade, or otherwise;
•further expanding our business internationally; and
•recruiting, integrating, and retaining qualified and motivated employees, particularly engineers.
Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance.
Risk Related to our Operations
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (as amended, the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025. On May 7, 2025, our board of directors authorized a further increase and extension to the 2023 Repurchase Program, increasing the total amount authorized for repurchase from $175.0 million to $275.0 million and extending the 2023 Repurchase Program through December 31, 2026 (the “2025 Repurchase Program Extension”). As of March 31, 2025, we have repurchased approximately $138.2 million of our Class A common stock in aggregate under the 2023 Repurchase Program. Although our board of directors authorized the 2025 Repurchase Program Extension, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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
In addition to governmental authorities, providers of Internet browsers maintain significant control over cookies and similar technologies and the data collected using such technologies. Because we, and our customers, rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these providers could have a substantial impact on our ability to collect and use data from Internet users. It is essential that we engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.
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
The California Invasion of Privacy Act (as amended, “CIPA”) has become the basis for a growing number of lawsuits against digital advertising companies. Plaintiffs have argued that CIPA prohibits certain forms of interception of communications and the use of pen registers or similar tracking devices without the consent of all parties to the communication. Plaintiffs in several recent cases have alleged that adtech intermediaries—including supply side platforms (SSPs)—have violated CIPA by participating in the interception of communications between consumers and websites through the use of tracking pixels, cookies, session replay scripts, or real-time bidding signals. Although we believe our practices comply with applicable laws, the legal framework surrounding CIPA is unsettled and continues to evolve through litigation and courts have issued conflicting decisions regarding the scope of CIPA’s application to modern internet technologies. Should plaintiffs successfully argue that our participation in the adtech ecosystem constitutes a violation of CIPA, we could be subject to significant statutory damages costly litigation, injunctions, or other regulatory actions. Even unmeritorious claims can result in substantial legal expenses and divert management attention. If similar claims are adopted by courts in other jurisdictions, or if regulators issue adverse guidance interpreting these practices as unlawful under CIPA or other statutes, our exposure could increase and our business, results of operations, and financial condition could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 – January 31, 2025	—	$—	—	$40,400,785
February 1, 2025 – February 28, 2025	—	$—	—	$40,400,785
March 1, 2025 – March 31, 2025	339,000	$10.66	339,000	$36,787,667
Total	339,000		339,000

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 22, 2024, we announced the authorization of an additional $100 million under our share repurchase program for the repurchase of shares of our Class A common stock through December 31, 2025.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the first quarter of 2025, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Rajeev Goel	Chief Executive Officer	Adopted	3/2/2025	X (1)		1,100,000	6/12/2026
Mukul Kumar	President, Engineering	Adopted	3/5/2025	X (1)		104,000	7/17/2026
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
Dated: May 8, 2025

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)