Form 10-Q
period 2025-09-30
PubMatic, Inc.
filed 2025-11-10
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 38,151,563 shares of Class A common stock outstanding and 8,263,239 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$136,548	$100,452
Marketable securities	—	40,135
Accounts receivable, net	362,591	424,814
Prepaid expenses and other current assets	21,307	10,145
Total current assets	520,446	575,546
Property, equipment and software, net	51,396	58,522
Operating lease right-of-use assets	39,993	44,402
Acquisition-related intangible assets, net	3,099	4,284
Goodwill	29,577	29,577
Deferred tax assets	28,269	24,864
Other assets, non-current	3,408	2,324
TOTAL ASSETS	$676,188	$739,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$356,469	$386,602
Accrued liabilities	25,617	26,365
Operating lease liabilities, current	6,333	5,843
Total current liabilities	388,419	418,810
Operating lease liabilities, non-current	38,255	39,538
Other liabilities, non-current	4,454	3,908
TOTAL LIABILITIES	431,128	462,256
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of September 30, 2025 and December 31, 2024; No shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of September 30, 2025 and December 31, 2024; 50,258 shares issued and 37,905 shares outstanding as of September 30, 2025; 48,177 shares issued and 39,860 shares outstanding as of December 31, 2024; 1,000,000 Class B shares authorized as of September 30, 2025 and December 31, 2024; 11,404 shares issued and 8,263 shares outstanding as of September 30, 2025; 11,382 shares issued and 8,241 shares outstanding as of December 31, 2024	6	6
Treasury stock, at cost; 15,494 and 11,458 shares as of September 30, 2025 and December 31, 2024, respectively	(193,041)	(146,796)
Additional paid-in capital	309,789	275,304
Accumulated other comprehensive income (loss)	67	(636)
Retained earnings	128,239	149,385
TOTAL STOCKHOLDERS’ EQUITY	245,060	277,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$676,188	$739,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$67,960	$71,786	$202,880	$205,754
Cost of revenue	25,403	25,508	77,603	76,092
Gross profit	42,557	46,278	125,277	129,662
Operating expenses:
Technology and development	9,616	8,813	27,504	25,432
Sales and marketing	25,732	23,696	77,731	71,606
General and administrative	15,628	15,134	45,825	43,499
Total operating expenses	50,976	47,643	151,060	140,537
Operating loss	(8,419)	(1,365)	(25,783)	(10,875)
Interest income	1,198	1,969	4,170	6,873
Other income (expense), net	(937)	(930)	(3,939)	3,356
Loss before income taxes	(8,158)	(326)	(25,552)	(646)
Provision for (benefit from) income taxes	(1,706)	586	(4,406)	749
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)

Basic and diluted net loss per share of Class A and Class B stock	$(0.14)	$(0.02)	$(0.45)	$(0.03)
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	45,933	49,056	47,146	49,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	54	85	23	56
Net change in foreign currency translation adjustment	(148)	(81)	680	(81)
Comprehensive loss	$(6,546)	$(908)	$(20,443)	$(1,420)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
Stock-based compensation	—	—	—	10,604	—	—	10,604
Exercise of stock options	202	—	—	563	—	—	563
Repurchase of shares	(339)	—	(3,613)	—	—	—	(3,613)
Issuance of common stock related to RSU vesting	353	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,486)	(9,486)
Balance as of March 31, 2025	48,317	6	(150,409)	286,471	(366)	139,899	275,601
Stock-based compensation	—	—	—	10,674	—	—	10,674
Exercise of stock options	272	—	—	611	—	—	611
Repurchase of shares	(3,514)	—	(40,278)	—	—	—	(40,278)
Issuance of common stock related to the 2020 Employee Stock Purchase Plan	136	—	—	1,357	—	—	1,357
Issuance of common stock related to RSU vesting	447	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	527	—	527
Net loss	—	—	—	—	—	(5,208)	(5,208)
Balance as of June 30, 2025	45,658	6	(190,687)	299,113	161	134,691	243,284
Stock-based compensation	—	—	—	10,355	—	—	10,355
Exercise of stock options	245	—	—	321	—	—	321
Repurchase of shares	(183)	—	(2,354)	—	—	—	(2,354)
Issuance of common stock related to RSU vesting	448	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	(6,452)	(6,452)
Balance as of September 30, 2025	46,168	$6	$(193,041)	$309,789	$67	$128,239	$245,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	50,246	$6	$(71,103)	$230,419	$(4)	$136,881	$296,199
Stock-based compensation	—	—	—	9,821	—	—	9,821
Exercise of stock options	298	—	—	939	—	—	939
Repurchase of shares	(895)	—	(15,754)	—	—	—	(15,754)
Issuance of common stock related to RSU vesting	230	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(2,454)	(2,454)
Balance as of March 31, 2024	49,879	6	(86,857)	241,179	(25)	134,427	288,730
Stock-based compensation	—	—	—	10,490	—	—	10,490
Exercise of stock options	94	—	—	335	—	—	335
Repurchase of shares	(883)	—	(20,240)	—	—	—	(20,240)
Issuance of common stock related to 2020 Employee Stock Purchase Plan	102	—	—	1,451	—	—	1,451
Issuance of common stock related to RSU vesting	394	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	1,971	1,971
Balance as of June 30, 2024	49,586	6	(107,097)	253,455	(33)	136,398	282,729
Stock-based compensation	—	—	—	10,254	—	—	10,254
Exercise of stock options	143	—	—	304	—	—	304
Repurchase of shares	(1,795)	—	(29,178)	—	—	—	(29,178)
Issuance of common stock related to RSU vesting	359	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(912)	(912)
Balance as of September 30, 2024	48,293	$6	$(136,275)	$264,013	$(29)	$135,486	$263,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(21,146)	$(1,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,996	33,931
Stock-based compensation	29,010	28,267
Deferred income taxes	(11,772)	(10,831)
Accretion of discount on marketable securities	(822)	(3,552)
Non-cash operating lease expense	5,528	5,098
Other	(864)	(78)
Changes in operating assets and liabilities:
Accounts receivable	62,223	(1,322)
Prepaid expenses and other assets	(2,221)	(1,554)
Accounts payable	(29,981)	8,841
Accrued liabilities	429	2,259
Operating lease liabilities	(1,912)	(4,741)
Other liabilities, non-current	432	454
Net cash provided by operating activities	62,900	55,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,455)	(13,268)
Capitalized software development costs	(16,094)	(16,068)
Purchases of marketable securities	(26,026)	(117,977)
Proceeds from sales of marketable securities	27,095	—
Proceeds from maturities of marketable securities	39,859	156,958
Net cash provided by investing activities	17,379	9,645
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	—	(2,148)
Proceeds from issuance of common stock for the 2020 Employee Stock Purchase Plan	1,357	1,451
Proceeds from exercise of stock options	1,495	1,578
Principal payments on finance lease obligations	(105)	(98)
Payments to acquire treasury stock	(47,650)	(65,400)
Net cash used in financing activities	(44,903)	(64,617)
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,376	405
Effect of foreign exchange rates on cash and cash equivalents	720	—
CASH AND CASH EQUIVALENTS - Beginning of period	100,452	78,509
CASH AND CASH EQUIVALENTS - End of period	$136,548	$78,914
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$8,285	$10,332
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$2,623	$2,298
Property and equipment included in accounts payable and accrued liabilities	$436	$4,270
Capitalized software costs included in accounts payable and accrued liabilities	$1,757	$2,530
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 30, 2025 may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three and nine months ended September 30, 2025 and 2024, no publisher represented more than 10% of the Company’s revenue. As of September 30, 2025, three buyers accounted for 35%, 14%, and 10%, respectively, of accounts receivable. As of December 31, 2024, two buyers accounted for 44% and 11%, respectively, of accounts receivable.

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

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its annual financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adopting ASU 2024-03 will have on its financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets” ("ASU 2025-05"), which provides a practical expedient to measure credit losses on current accounts receivable. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (the “ASU 2025-06”), simplifies the capitalization guidance by removing all references to prescriptive and sequential software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$95,925	$—	$—	$95,925
Certificates of deposit	—	14,675	—	14,675
Cash equivalents	95,925	14,675	—	110,600
Total financial assets	$95,925	$14,675	$—	$110,600

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$57,998	$—	$—	$57,998
Commercial paper	—	2,296	—	2,296
Certificates of deposit	—	14,821	—	14,821
Cash equivalents	57,998	17,117	—	75,115
Commercial paper	—	27,837	—	27,837
U.S. Treasury and government debt securities	—	12,298	—	12,298
Marketable securities	—	40,135	—	40,135
Total financial assets	$57,998	$57,252	$—	$115,250
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
The Company had no marketable securities as of September 30, 2025. The remaining contractual maturity of all marketable securities was within one year as of December 31, 2024. Realized gains and losses were not material for the nine months ended September 30, 2025 and 2024. As of December 31, 2024, there were no securities that were in an unrealized loss position for more than twelve months.

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software	$90,481	$72,372
Network hardware, computer equipment and software	157,057	153,838
Leasehold improvements	7,374	5,526
Furniture and fixtures	2,533	2,329
Property, equipment and software, gross	257,445	234,065
Less: accumulated depreciation and amortization	(206,049)	(175,543)
Total property, equipment and software, net	$51,396	$58,522
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $4.2 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively, and $15.7 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company capitalized $6.0 million and $6.1 million in software development costs during the three months ended September 30, 2025 and 2024, respectively, and $18.1 million and $17.9 million during the nine months ended September 30, 2025 and 2024, respectively. Amortization expense of internal-use software was $5.9 million and $4.9 million during the three months ended September 30, 2025 and 2024, respectively, and $17.1 million and $13.7 million during the nine months ended September 30, 2025 and 2024, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the nine months ended September 30, 2025 and 2024, respectively.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payable to publishers	$329,723	$366,009
Trade and other payables	26,746	20,593
Total accounts payable	$356,469	$386,602
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$18,511	$19,977
Accrued and other current liabilities	7,106	6,388
Total accrued liabilities	$25,617	$26,365

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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of September 30, 2025, the applicable interest rate under the revolving credit facility was 8.25%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of September 30, 2025, the Company has not drawn down on the credit facility.
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
During the nine months ended September 30, 2025, operating right-of-use assets obtained in exchange for new lease obligations was $2.9 million.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2,328	$2,115	$7,341	$6,162
Finance lease cost	46	47	138	140
Total lease cost	$2,374	$2,162	$7,479	$6,302
As of September 30, 2025, a weighted average discount rate of 5.31% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 7.5 and 2.5 years, respectively, as of September 30, 2025.
As of September 30, 2025, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2025	$898	$38	$936
2026	9,510	153	9,663
2027	9,970	158	10,128
2028	6,529	40	6,569
2029	4,919	—	4,919
Thereafter	24,376	—	24,376
Total minimum lease payments	56,202	389	56,591
Less: imputed interest	(11,614)	(10)	(11,624)
Total present value of lease liabilities	$44,588	$379	$44,967

Note 7 – Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$4,801	$3,099
Total acquisition-related intangible assets	$7,900	$4,801	$3,099

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$3,616	$4,284
Customer relationships	1,000	1,000	—
Total acquisition-related intangible assets	$8,900	$4,616	$4,284
The weighted average remaining useful life of developed technology was 2 years as of September 30, 2025. Amortization expense related to acquisition-related intangibles was $0.4 million for each of the three months ended September 30, 2025 and 2024, and $1.2 million for each of the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2025	$395
2026	1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$3,099
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the nine months ended September 30, 2025, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Letters of Credit
As of September 30, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.1 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively. As of December 31, 2024, the Company had two irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million and $1.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2036, respectively.
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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (as amended, the “2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2024 Repurchase Program Extension”) in addition to the $75 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2025. In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. As of September 30, 2025, $94.4 million remains available for repurchases under the 2023 Repurchase Program. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the nine months ended September 30, 2025, the Company repurchased 4,036,242 aggregate shares of Class A common stock for $46.0 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program, as amended, is scheduled to terminate on December 31, 2026.
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance awards, and stock bonus awards. As of September 30, 2025, the Company has reserved 5,338,436 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.

Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	7,893	$10.68	5.71	$50,372
Options granted	986	15.65
Options exercised	(719)	2.08
Options canceled	(97)	16.39
Options expired	(41)	22.01
Outstanding as of September 30, 2025	8,022	$11.94	5.77	$19,269
Vested and exercisable as of September 30, 2025	5,932	$10.63	4.82	$19,269
As of September 30, 2025, unrecognized stock-based compensation of $17.9 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.36 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	3,687	$17.68
Granted	1,984	14.57
Vested	(1,248)	18.12
Canceled or forfeited	(275)	17.03
Unvested as of September 30, 2025	4,148	$16.11
As of September 30, 2025, unrecognized stock-based compensation of $57.4 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.50 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering (“IPO”). A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31, and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of September 30, 2025, the Company had reserved 2,124,382 shares of its Class A common stock for issuance under the ESPP.
As of September 30, 2025, $0.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the nine months ended September 30, 2025 and 2024, 136,438 and 102,145 shares of the Company’s Class A common stock were purchased under the ESPP, respectively.
As of September 30, 2025, unrecognized stock-based compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over a weighted-average period of 0.65 years.

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$474	$486	$1,422	$1,417
Technology and development	1,471	1,603	4,684	4,688
Sales and marketing	3,423	3,450	10,351	10,160
General and administrative	4,143	3,918	12,553	12,002
Total stock-based compensation expense	9,511	9,457	29,010	28,267
Tax benefit from stock-based compensation	(2,018)	(1,978)	(6,141)	(5,863)
Total stock-based compensation expense, net of tax effect	$7,493	$7,479	$22,869	$22,404
Note 10 – Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
Denominator:
Weighted average shares outstanding – basic and diluted	45,933	49,056	47,146	49,623
Net loss per share – basic and diluted	$(0.14)	$(0.02)	$(0.45)	$(0.03)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	4,595	3,771	4,452	3,224
Unvested restricted stock units	2,291	177	1,948	72
Total common stock equivalents excluded from net loss per share – diluted	6,886	3,948	6,400	3,296
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has determined the historical method would not provide a reliable estimate for the fiscal nine months ended September 30, 2025. Therefore, the discrete effective tax rate method has been used to calculate taxes for the fiscal nine months ended September 30, 2025.
The Company recorded a benefit from income taxes of $1.7 million and provision for income taxes of $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and a benefit from income taxes of $4.4 million and provision for income taxes of $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The effective income tax rate was 21% and (180)% for the three months ended September 30, 2025 and 2024, respectively, and 17% and (116)% for the nine months ended September 30, 2025 and 2024, respectively. The benefit from income taxes for the nine months ended September 30, 2025 is related to tax benefits from research tax credits, deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
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
On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the One Big Beautiful Bill Act of 2025 (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses, including the permanent reinstatement of bonus depreciation on qualified property and full expensing of domestic research and experimental expenditures. The Company has recognized the effects of the OBBBA provisions in its condensed consolidated financial statements to the extent they are applicable to the three and nine months ended September 30, 2025. The Company will continue to evaluate the impact of these legislative changes on its future consolidated financial statements as additional guidance becomes available.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$67,960	$71,786	$202,880	$205,754
Less:
Employee compensation[1]	49,794	47,293	145,926	138,931
Depreciation and amortization expense	10,459	11,383	33,996	33,931
Other segment items[2]	16,126	14,475	48,741	43,767
Operating loss	(8,419)	(1,365)	(25,783)	(10,875)

Other income (expense)
Interest income	1,198	1,969	4,170	6,873
Other income (expense), net	(937)	(930)	(3,939)	3,356
Loss before income taxes	(8,158)	(326)	(25,552)	(646)
Provision for (benefit from) income taxes	(1,706)	586	(4,406)	749
Segment net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.

Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$37,583	$43,613	$115,070	$124,004
EMEA	21,315	19,935	64,192	60,413
APAC	7,676	6,883	19,316	17,684
Rest of the world	1,386	1,355	4,302	3,653
Total	$67,960	$71,786	$202,880	$205,754
No other country besides the United States represented more than ten percent of total revenue during the three and nine months ended September 30, 2025 and 2024.
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2025	December 31, 2024
United States	$77,799	$88,998
Rest of the world	13,590	13,926
Total	$91,389	$102,924
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.2 million in matching contributions to the 401(k) Plan for each of the nine months ended September 30, 2025 and 2024.

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
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$67,960	$71,786	$202,880	$205,754
Operating loss	$(8,419)	$(1,365)	$(25,783)	$(10,875)
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
Adjusted EBITDA(1)	$11,152	$18,546	$33,822	$54,679
Net cash provided by operating activities	$32,374	$19,139	$62,900	$55,377
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 98% for the trailing twelve months ended September 30, 2025 and 112% for the trailing twelve months ended September 30, 2024.
Further, we work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for over five years and SPO represented over 55% of total activity for the three months ended September 30, 2025.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 703 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In September 2025, our platform processed approximately 980 billion ad impressions daily, each in a fraction of a second.

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
Cost of Revenue
Cost of revenue consists of data center co-location costs, depreciation expense related to hardware supporting our platform, amortization expense related to capitalized internal-use software development costs, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to our cloud operations group, which maintains our servers, as well as our client operations group, which is responsible for the integration of new publishers and buyers and providing customer support for existing customers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$67,960	$71,786	$202,880	$205,754
Cost of revenue(1)	25,403	25,508	77,603	76,092
Gross profit	42,557	46,278	125,277	129,662
Operating expenses(1):
Technology and development	9,616	8,813	27,504	25,432
Sales and marketing	25,732	23,696	77,731	71,606
General and administrative	15,628	15,134	45,825	43,499
Total operating expenses	50,976	47,643	151,060	140,537
Operating loss	(8,419)	(1,365)	(25,783)	(10,875)
Interest income	1,198	1,969	4,170	6,873
Other income (expense), net	(937)	(930)	(3,939)	3,356
Loss before income taxes	(8,158)	(326)	(25,552)	(646)
Provision for (benefit from) income taxes	(1,706)	586	(4,406)	749
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$474	$486	$1,422	$1,417
Technology and development	1,471	1,603	4,684	4,688
Sales and marketing	3,423	3,450	10,351	10,160
General and administrative	4,143	3,918	12,553	12,002
Total stock-based compensation expense	$9,511	$9,457	$29,010	$28,267

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as percentage of revenue)		(as percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	37	36	38	37
Gross profit	63	64	62	63
Operating expenses:
Technology and development	14	12	14	12
Sales and marketing	38	33	38	35
General and administrative	23	21	23	21
Total operating expenses	75	66	75	68
Operating loss	(12)	(2)	(13)	(5)
Interest income	2	3	2	3
Other income (expense), net	(2)	(1)	(1)	1
Income (loss) before income taxes	(12)	—	(12)	(1)
Provision for (benefit from) income taxes	(3)	1	(2)	—
Net loss	(9)%	(1)%	(10)%	(1)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$67,960	$71,786	$(3,826)	(5)%
Cost of revenue	25,403	25,508	(105)	—%
Gross profit	$42,557	$46,278	$(3,721)	(8)%
Gross profit margin	63%	64%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$202,880	$205,754	$(2,874)	(1)%
Cost of revenue	77,603	76,092	1,511	2%
Gross profit	$125,277	$129,662	$(4,385)	(3)%
Gross profit margin	62%	63%
Revenue for the three months ended September 30, 2025 decreased by $3.8 million, or (5)%, compared to the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 decreased by $2.9 million, or (1)%, compared to the nine months ended September 30, 2024. Revenues for the three and nine months ended September 30, 2025 were primarily driven by impressions processed on our platform, new revenue streams, and growth in customer relationships. Revenues decreased as compared to the prior year primarily due to incremental political spend in the United States in 2024 during the three and nine months ended September 30, 2024. Revenues for the three and nine months ended September 30, 2025 also reflect the negative short-term impact of recent platform changes implemented by one of our large DSP buyers.
As of September 30, 2025, we served approximately 1,980 publishers and app developers worldwide on our platform, compared to approximately 1,900 publishers and app developers worldwide as of September 30, 2024. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect our revenues to be affected by macroeconomic conditions for the remainder of 2025, and negatively impacted in the near term by recent platform changes implemented by one of our large DSP buyers. The magnitude of these impacts on our future revenues is difficult to predict.

Cost of revenue remained flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Overall, our cost of revenue per million impressions processed for the three months ended September 30, 2025 decreased by approximately 20% compared to the three months ended September 30, 2024.
Cost of revenue increased $1.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $1.6 million increase in data center costs. Overall, our cost of revenue per impression processed for the nine months ended September 30, 2025 decreased by approximately 20% compared to the nine months ended September 30, 2024.
Our gross margin of 63% for the three months ended September 30, 2025 decreased compared 64% for the three months ended September 30, 2024, and our gross margin of 62% for the nine months ended September 30, 2025 decreased compared to 63% for the nine months ended September 30, 2024 primarily due to a decrease in revenues.
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
Technology and Development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Technology and development	$9,616	$8,813	$803	9%
Percent of revenue	14%	12%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Technology and development	$27,504	$25,432	$2,072	8%
Percent of revenue	14%	12%
The increase in technology and development costs for the three months ended September 30, 2025 was primarily due to an increase of $0.7 million in personnel costs.
The increase in technology and development costs for the nine months ended September 30, 2025 was primarily due to an increase of $2.2 million in personnel costs.
We expect technology and development expenses to continue to increase in 2025 compared to 2024 in absolute dollars, primarily due to employee compensation.
Sales and Marketing

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$25,732	$23,696	$2,036	9%
Percent of revenue	38%	33%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$77,731	$71,606	$6,125	9%
Percent of revenue	38%	35%
Sales and marketing costs for the three months ended September 30, 2025 increased primarily due to a $1.7 million increase in personnel costs and a $0.3 million increase in facilities costs.

Sales and marketing costs for the nine months ended September 30, 2025 increased primarily due to a $4.3 million increase in personnel costs, a $0.8 million increase in travel and entertainment costs, and a $0.9 million increase in facilities costs.
We expect sales and marketing expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to additional headcount investments.
General and Administrative

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$15,628	$15,134	$494	3%
Percent of revenue	23%	21%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$45,825	$43,499	$2,326	5%
Percent of revenue	23%	21%
General and administrative expense increased for the three months ended September 30, 2025 primarily due to a $0.2 million increase in personnel costs and a $0.1 million increase in professional services.
General and administrative expense increased for the nine months ended September 30, 2025 primarily due to a $1.0 million increase in personnel costs, a $0.8 million increase in facilities costs, and a $0.6 million increase in property taxes.
We expect general and administrative expenses to increase in 2025 compared to 2024 in absolute dollars primarily due to employee compensation and legal costs in connection with our civil action against Google.
Interest Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$1,198	$1,969	$(771)	(39)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$4,170	$6,873	$(2,703)	(39)%
Interest income decreased for the three and nine months ended September 30, 2025 compared to the prior year period due to a decrease in the Company’s interest-bearing securities investments.

Other Income (Expense), net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(937)	$(930)	$(7)	1%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(3,939)	$3,356	$(7,295)	(217)%
Other income (expense), remained flat the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and both periods reflected a loss due to foreign exchange rate fluctuations. Other income (expense), net for the nine months ended September 30, 2025 includes approximately $4.1 million in losses on foreign exchange rate fluctuations. Other income (expense), net for the nine months ended September 30, 2024 includes approximately $4.0 million recognized as other income from the Google Privacy Sandbox initiative, in connection with their previous initiative to phase out the use of third-party cookies.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,706)	$586	$(2,292)	(391)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(4,406)	$749	$(5,155)	(688)%
There was no net difference between the effective tax rate for the three months ended September 30, 2025 of 21% and the federal statutory income tax rate of 21%, as the tax benefits from research tax credits and deductions for equity awards were offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation. The effective income tax rate of (180)% for the three months ended September 30, 2024 was related to tax benefits from foreign-derived intangible income and research tax credits, partially offset by Section 162(m) limitation on the tax deductibility of officers compensation.
The difference between the effective tax rate for the nine months ended September 30, 2025 of 17% and the federal statutory income tax rate of 21% was related to tax benefits from research tax credits and deductions for equity awards, partially offset by nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers’ compensation. The effective income tax rate of (116)% for the nine months ended September 30, 2024 was related to tax benefits from foreign-derived intangible income, research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers compensation.
On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the One Big Beautiful Bill Act of 2025 (“OBBBA”). See Note 11, Income Taxes, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating loss, net cash provided by operating activities, and net loss, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net loss adjusted for stock-based compensation expense, litigation related expenses, depreciation and amortization, interest income, and provision for (benefit from) income taxes.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(6,452)	$(912)	$(21,146)	$(1,395)
Add back (deduct):
Stock-based compensation	9,511	9,457	29,010	28,267
Depreciation and amortization	10,459	11,384	33,996	33,931
Litigation related expenses(1)	538	—	538	—
Interest income	(1,198)	(1,969)	(4,170)	(6,873)
Provision for (benefit from) income taxes	(1,706)	586	(4,406)	749
Adjusted EBITDA	$11,152	$18,546	$33,822	$54,679
_______________
(1)Litigation related expenses represents external legal fees and other expenses, net of insurance recoveries, associated with pending litigation that arose outside of the ordinary course of business. These costs related to a discrete matter, and are not representative of our underlying operating performance. We do not adjust for legal expenses incurred in our ordinary course of business.

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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $136.5 million and net working capital, consisting of current assets less current liabilities, of $132.0 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program which was to terminate as of December 31, 2024 (as amended, the “2023 Repurchase Program”). In February 2024, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2025 (the “2024 Repurchase Program Extension”). In May 2025, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2026 (the “2025 Repurchase Program Extension”). During the nine months ended September 30, 2025, we repurchased 4,036,242 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $46.0 million. As of September 30, 2025, $94.4 million remained available for future share repurchases under the 2023 Repurchase Program.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$62,900	$55,377
Net cash provided by investing activities	17,379	9,645
Net cash used in financing activities	(44,903)	(64,617)
Effect of foreign currency on cash and cash equivalents	720	—
Net increase in cash and cash equivalents	$36,096	$405

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
For the nine months ended September 30, 2025, net cash provided by operating activities of $62.9 million resulted primarily from adjustments for non-cash expenses of $55.1 million, including $34.0 million for depreciation and amortization and $29.0 million for stock-based compensation, a decrease in accounts receivable of $62.2 million, offset by a net loss of $21.1 million, a decrease in accounts payable of $30.0 million, and an increase in prepaid expenses and other assets of $2.2 million.
For the nine months ended September 30, 2024, net cash provided by operating activities of $55.4 million resulted primarily from adjustments for non-cash expenses of $52.8 million, including $33.9 million for depreciation and amortization and $28.3 million for stock-based compensation, offset by a net loss of $1.4 million, an increase in accounts receivable of $1.3 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in operating lease liabilities of $4.7 million and an increase in accounts payable of $8.8 million.
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
For the nine months ended September 30, 2025, net cash provided by investing activities of $17.4 million was primarily due to sales of marketable securities prior to maturity of $27.1 million and a net increase in investments due to maturities of marketable securities of $13.8 million, offset by $7.5 million in purchases of property and equipment (primarily data center infrastructure), and $16.1 million of investments in capitalized internal-use software.
For the nine months ended September 30, 2024, net cash provided by investing activities of $9.6 million was primarily due to a net decrease in investments due to maturities of marketable securities of $39.0 million, offset by $13.3 million in purchases of property and equipment (primarily data center infrastructure), and $16.1 million of investments in capitalized internal-use software.
Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities of $44.9 million was primarily due to purchases of treasury stock of $47.7 million, including the prepayment of funds for future purchases of approximately $1.6 million, offset by proceeds from employee stock option exercises of $1.5 million and proceeds from the ESPP of $1.4 million.
For the nine months ended September 30, 2024, net cash used in financing activities of $64.6 million was primarily due to purchases of treasury stock of $65.4 million, payment of a business combination indemnification holdback of $2.1 million, offset by proceeds from employee stock option exercises of $1.6 million and proceeds from the ESPP of $1.5 million.
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
As of September 30, 2025, we had $6.1 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $136.5 million as of September 30, 2025, which consisted of bank deposits, money market accounts, and time deposits. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of September 30, 2025. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our buyer contracts have been denominated in U.S. Dollars while our publisher contracts have been primarily denominated in U.S. Dollars as well as the Euro, British Pound, and Australian Dollar. Additionally, our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee, British Pound, and Euro. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $1.7 million in our operating loss for the nine months ended September 30, 2025. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.7 million in our operating loss for the nine months ended September 30, 2025.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On September 8, 2025, we filed a civil action against Google LLC (“Google”) in the U.S. District Court for the Eastern District of Virginia seeking injunctive relief and damages for monopolistic and anticompetitive behavior in the publisher ad server and ad exchange markets for open-web display advertising. Given the nature of the case, including that the proceedings are in their early stages, we are unable to predict the ultimate outcome of the case.
From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings, other than those disclosed herein, that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors. For additional information, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our litigation with Google LLC presents several risks to our business that could adversely affect our business, results of operations and financial condition.
On September 8, 2025, we filed a lawsuit against Google LLC ("Google"), seeking damages and injunctive relief in connection with Google's alleged anticompetitive behavior in the publisher ad server and ad exchange markets for open-web display (the "Google Lawsuit"). The Google Lawsuit followed an April 2025 ruling in a case brought against Google by the U.S. Department of Justice, where the U.S. District Court found that Google engaged in anticompetitive and monopolistic behavior in certain digital advertising markets.
Google is a significant participant in the digital advertising ecosystem and both a major partner and competitor to PubMatic. A material portion of our revenue is generated through our relationship with Google and the Google DV360 DSP. The Google Lawsuit is in its early stages, and the outcome and timing of the Google Lawsuit is uncertain and difficult to predict.
The Google Lawsuit presents several risks to our business, including the potential for retaliatory actions by Google. Such actions could include, but are not limited to, altering our access to their platforms, seeking to modify commercial terms between PubMatic and Google in a manner unfavorable to us, deprioritizing our services or offerings, or otherwise using their market position to negatively impact our operations. Any such actions could disrupt our ability to serve our customers and partners, reduce our revenue, and harm our relationships with publishers and advertisers.
The Google Lawsuit may be costly, protracted, and divert management's attention and resources from our business operations. Any damages awarded may not be commensurate with our expectations, and we may not receive any monetary damages at all. The injunctive relief sought in the Google Lawsuit may not be granted, or may not be granted to the extent we have requested or in a manner that adequately protects us in the future. The existence of the Google Lawsuit and any potential retaliatory measures could also negatively affect our reputation and our ability to compete, potentially causing our business, financial condition, and results of operations to be materially and adversely affected.

Risk Related to our Operations
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (as amended, the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025. On May 7, 2025, our board of directors authorized a further increase and extension to the 2023 Repurchase Program, increasing the total amount authorized for repurchase from $175.0 million to $275.0 million and extending the 2023 Repurchase Program through December 31, 2026 (the “2025 Repurchase Program Extension”). As of September 30, 2025, we have repurchased approximately $180.6 million of our Class A common stock in aggregate under the 2023 Repurchase Program. Although our board of directors authorized the 2025 Repurchase Program Extension, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 – July 31, 2025	182,900	$13.10	182,900	$94,394,302
August 1, 2025 – August 31, 2025	—	$—	—	$94,394,302
September 1, 2025 – September 30, 2025	—	$—	—	$94,394,302
Total	182,900		182,900

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the third quarter of 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the third quarter of 2025 by our directors and Section 16 officers.

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
Dated: November 10, 2025

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)