Form 10-K
period 2025-12-31
PubMatic, Inc.
filed 2026-02-26
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2025, based on the closing sales price for the registrant’s Class A common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was approximately $458.3 million. As of February 19, 2026, there were 39,142,185 shares of the registrant’s Class A common stock outstanding and 8,263,239 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “in the future,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
•our expectations concerning the advertising industry, including the impact of macroeconomic conditions, inflation and fluctuating interest rates;
•our ability to introduce new offerings and bring them to market in a timely manner;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to continue to expand internationally;
•our expectations concerning relationships with third parties;
•retail and commerce media participants using our platform for onsite monetization today and offsite monetization in the future;
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

MARKET AND INDUSTRY DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information we obtained from industry publications and third-party research, surveys and studies, as well as assumptions that we have made that are based on that data and on our knowledge of the markets for our products and services. This information involves important assumptions and limitations, and are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
•If our existing customers do not expand their usage of our platform, or if we fail to attract new customers, our growth will suffer. Moreover, any decrease in the use of the advertising channels or formats that we primarily depend on, or failure to expand into emerging channels or formats, could adversely affect our business, results of operations, and financial condition.
•Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.
•If we fail to make the right investment decisions in our platform, or if we fail to innovate and develop new solutions that are adopted by customers, we may not attract and retain customers, which could adversely affect our business, results of operations, and financial condition.
•Our increasing reliance on artificial intelligence to operate our platform and differentiate our offerings creates new operational, competitive, and execution risks that may be difficult to predict or manage.
•The adoption of artificial intelligence by our customers, competitors, and other market participants may alter the competitive dynamics of the digital advertising ecosystem in ways that reduce demand for our platform or diminish our competitive position.
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
•Our litigation with Google LLC presents several risks to our business that could adversely affect our business, results of operations and financial condition.
•The rejection of targeted advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile advertising identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
•The continued restriction, reduced utility, or future deprecation of tracking technologies, or the potential development of proprietary or closed alternatives to cookies, could adversely affect our business, results of operations, and financial condition.
•Our business depends on the lawful availability and utility of data signals used to enable advertising transactions, support analytics, optimization, and automation features, including those incorporating machine-learning or artificial-intelligence-based functionality, and any limitations on our ability to collect, process, or share such data could diminish the value of our platform and our financial results.
•If publishers, buyers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
•Privacy-related class-action litigation poses increasing financial and operational risk.
•The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
•Market pressure may reduce our revenues.
•Seasonal fluctuations or market changes in digital advertising activity could adversely affect our business, results of operations, and financial condition.
•If changes in ad formats, delivery mechanisms, or platform policies prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.
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
•We rely on customers, publishers, buyers, and partners to abide by contractual requirements and relevant laws, rules, and regulations when using our platform, and legal claims or enforcement actions resulting from their actions could expose us to liabilities, damage our reputation, and be costly to defend.
•We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
•Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit or preclude investors’ ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

PART I
ITEM 1. BUSINESS
Overview
PubMatic, Inc. (“we”, or “us) is an independent, artificial intelligence-powered advertising technology company that delivers digital advertising performance. Our mission is to fuel the endless potential of Internet content creators and to enable a thriving, advertisement-funded digital ecosystem where global audiences can gain free or affordable access to information and entertainment.
Our integrated technology platform connects buyers, publishers, data providers, and commerce media networks on a single, unified platform, to deliver advertising performance, control, transparency and efficiency. Our platform empowers the world’s leading digital content creators (which we collectively refer to as “publishers”) to maximize monetization of their advertising inventory and audiences and provides control and transparency to buyers, which includes advertisers, agencies, agency trading desks, and demand side platforms (“DSPs”), which we collectively refer to as “buyers”.
Our Industry
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some key industry trends include:
Continued Growth of Digital Media Across Multiple Platforms: Consumers have dramatically increased the amount of time they spend online, on mobile devices, or watching content through connected television, or CTV. To better reach consumers, media spend continues to shift to digital formats across every media channel and device.
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
Increased Focus on Performance Driven Media: As spend shifts to digital formats, media budgets are further consolidating around measurable, outcome-based media. As a result, spend is shifting towards media channels where authenticated audiences, rich first-party data, commerce transactions, and deeper engagement enable more durable and measurable monetization. These media channels include:
•CTV and premium video,
•Retail and commerce media, which leverages authenticated users and closed-loop attribution tied to transaction data, and
•Applications designed specifically for mobile devices (e.g., mobile apps) and emerging AI-native environments that offer richer signals and higher-quality engagement than traditional browser-based surfaces.
These channels emphasize outcome measurement, closed-loop attribution, high quality supply, and curated transaction paths, reflecting the industry’s migration away from the traditional browser-based model.
Automation and Data Processing: As consumers increasingly engage with digital media, and as advertisers bid on a growing array of ad formats and impressions, an immense amount of data is generated. Additionally, we see a shift toward increased automation and AI-driven data processing as media consumption fragments across platforms, devices, and formats. The growth of programmatic advertising, real-time bidding, header bidding, retail media, and CTV has materially increased the volume, velocity, and complexity of data generated across the advertising supply chain.
As a result, the ability to rapidly process and act on large, diverse data sets has become foundational to effective participation in the digital advertising ecosystem while also prioritizing efficiency and user experience. Machine learning and AI have become critical to enabling this automation and increasingly power pricing, yield optimization, demand allocation, fraud detection, and performance measurement. Platforms that embed intelligent automation and AI into their core infrastructure are better positioned to scale efficiently, manage rising transaction volumes, and control unit economics, while supporting increasingly complex advertising workflows.

Data Privacy and Regulatory Challenges: There continues to be an increasing awareness of how digital user data is being leveraged to target ads, resulting in the continued expansion of privacy laws and regulations. This expansion includes provisions for private right of action, resulting in an increase in class-action litigation involving digital advertising specifically. In addition to governmental actors, including legislatures and regulatory agencies at the national and state level, there have also been a growing number of consumer-focused non-profit organizations and commercial entities advocating for privacy rights. These laws and institutions enable consumers to assert their rights over the use of their digital data in advertising transactions, a trend which we support. Digital advertising as an industry must continue to adapt to these trends they are signals of what consumers tolerate in the wake of their digital footprint.
Our Digital Advertising Solutions
Our platform and suite of solutions serve four primary customer types:
•Publishers, primarily large omnichannel partners, across display, video, mobile web, app, and CTV,
•Buyers, including DSPs, agency holding companies, independent agencies, and advertisers, mostly for brand-oriented spend,
•Data partners and curators that leverage our platform for activation, measurement, and privacy-safe audience solutions, and
•Retail and commerce media participants using our platform for onsite monetization today and offsite monetization in the future.
Through these customers, we generate revenue from the use of our platform for the purchase and sale of digital advertising inventory and value-added features and functionality.
We primarily work with large publishers and app developers who allow us direct access to their ad inventory, as well as select channel partners that meet our quality and scale thresholds. Our channel partners aggregate and provide further access to thousands of sites and apps from smaller publishers. We generate revenue through fees charged to our publishers, which are generally a percentage of the value of the advertising impressions that publishers monetize on our platform.
We also generate revenues from new and add-on features and functionality, such as Connect, our solution that provides additional data and insights to buyers, Activate, which allows buyers to execute direct deals on our platform across our publisher inventory, and OpenWrap, our header bidding solution. These solutions, among many others, are sold separately from or in conjunction with use of our platform. We are also investing in AI products that are creating incremental revenue streams such as Intelligent Yield for publishers, which uses adaptive learning models to automate pricing and improve auction efficiency.
We continue to invest in new features for our existing solutions and emerging solutions such as our product Convert, our commerce media solution and AI-powered solutions for buyers and publishers.
To facilitate the sale of publisher inventory, we enter into written service agreements with our buyers, including DSPs, that allow them to use our platform to buy ad inventory. We also enter into supply path optimization (“SPO”) agreements directly with both advertisers and agencies through various arrangements to increase the volume of ad spend on our platform.
Our Competitive Advantage
Our ability to serve both sides of the transaction (both publisher and buyer), while maintaining independence and neutrality, provides us with a competitive advantage as the open web consolidates around the smaller number of scaled infrastructure providers.
Our AI-powered agentic buyer and publisher platforms provide agentic workflows that we believe drive significant operational efficiencies during discovery, planning, and activation phases. In addition, we believe through products like Intelligent Yield and AI Insights demonstrate that we are deploying AI in a manner that improves speed, performance, and outcomes faster than many of our competitors.
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

We believe the following strengths provide us with long-term competitive advantages:
Global, Omnichannel Reach: We are a global business with distributed critical infrastructure and a go-to-market presence in every major advertising market in the world outside of China. Many of our publishers have diversified businesses with media properties and audiences across the globe and with a wide variety of ad products, including display and video ads across desktop, tablet, mobile, and CTV devices. Similarly, many of our buyers have brand portfolios that span the globe with a variety of ad campaign requirements, from branding to performance, to combinations thereof. All of these parties actively seek global, omnichannel platform providers that can solve for their needs around the world and across ad formats and devices. Our offering is omnichannel and targets a diverse set of publishers touching many ad formats, and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top video (“OTT”), CTV, and rich media. Due to the global, omnichannel reach of our infrastructure, we believe we are well positioned to help publishers and ad buyers make their advertising businesses more efficient and effective.
Customer Control and Partnership: Due to our status as an independent infrastructure provider prioritizing transparency, we can more closely align with both publishers and buyers. Unlike some of our competitors, we do not own media and therefore do not have a vested interest in driving ad revenue to specific media properties. We do not take a position in media or arbitrage media. Our customers can therefore be more confident that our algorithmic software decisions and our guidance are independent and unbiased. Our trusted status has enabled us to build direct relationships with publisher and buyers. Leveraging these relationships, we create bespoke products that meet our customers’ needs. Our ability to meet the demands of both buyers and inventory sellers enables us to produce superior outcomes for all industry participants.
Sustained Innovation of our Cloud Platform: Our specialized cloud platform enables real-time programmatic advertising transactions in a market characterized by significant data and impression volumes, regulatory complexity, and increased focus on transparency and privacy. We have maintained a demonstrated track record of stability and agility to address these regulatory and market conditions, and provide superior outcomes for both publishers and buyers. Additionally, our early adoption of AI in our platform and products is a defining advantage for us which we expect will grow over time.
Finally, we own and operate our proprietary software and hardware infrastructure around the world which saves significant costs and gives us the efficiencies, control, and independence compared to companies that rely on public cloud alternatives. As the sheer volume of data processed in digital advertising multiplies, these cost savings and efficiencies can be shared with our customers.
Growth Strategy
We believe we are positioned to benefit from tailwinds in the advertising industry, including the rapid proliferation of digital media, the need for purpose-built infrastructure to address the increasing complexity in the digital advertising landscape, the focus of buyers on performance driven media and increasing consumer time spent online. Our growth strategy includes:
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
Expansion of SPO Agreements and Activate: As advertisers and agencies increasingly consolidate their spending with fewer larger technology platforms, we seek to increase the proportion of their digital ad spending on our platform through direct relationships. We have entered into SPO agreements directly with both advertisers and agencies through various arrangements including custom data and workflow integrations, product features, and volume-based business terms. The effect of these SPO agreements is to increase the volume of ad spend on our platform without corresponding increases in technology costs. Additionally, we believe our Activate platform provides buyers with the transparency and reporting they demand and a more efficient, performance-based way to access publisher inventory.
Expansion of Video and Mobile: We see significant growth opportunities in both video and mobile as consumers shift more of their time online to mobile devices and online streaming services. For example, as streaming video continues to expand and ad-supported models become more prevalent, advertising budgets have shifted from linear television to CTV.
Accelerate Emerging Revenue Streams: As we grow our customer base and process increasing volumes of ad impressions and data, we gain insights into new challenges we can solve on behalf of our customers. We focus on creating new products that we believe address our customers’ needs, at times before the customer is aware of such need.

We will continue to invest in our go to market efforts to sell our emerging offerings such as Connect, Activate, and Convert, which drives new revenues streams, as well as our offerings such as Intelligent Yield and Access Membership.
Monetization Excellence: We strive to continuously improve publisher revenue and advertiser ROI by investing in our technology and improving our machine learning capabilities. We leverage our increasing artificial intelligence and machine learning capabilities, alongside our growing publisher and buyer relationships, to improve liquidity in our marketplace. Increasing numbers of ad impressions, increasing number of advertiser bids, and data proliferation provide us with many opportunities to better match sellers and buyers of ad inventory. We believe that improved matching will lead to the growth of our platform and greater publisher and buyer retention.
Infrastructure Platform Efficiency: We have a proven track record of improving data center infrastructure performance on a year-over-year basis. This metric reflects the full cost and operational complexity of running a programmatic digital advertising platform, not merely the cost of serving ad impressions. Our performance improvements account for shifts in workload mix, including processing fewer but higher-value impressions and supporting increasingly sophisticated use cases such as complex deal targeting, pacing, and optimization logic.
Additionally, we analyze the data on our platform through extensive application of AI technologies, including machine learning and increasingly Generative AI. By leveraging these capabilities, we are able to more cost effectively improve outcomes for our customers. For example, when our machine learning models predict that an impression will attract high bids, our algorithms provide pricing guidance to bidders in real time, which can lead to significant inventory yield improvements for publishers and higher win rates for ad buyers. Our ability to accurately predict and monetize high value impressions also allows us to operate more efficiently, due to the fact that the cost of processing low-value impressions and high-value impressions are approximately the same. Our algorithms, such as for traffic shaping, deploy a variety of means to optimize traffic sent to DSPs, agencies, and advertisers.
Regulatory Compliance: A rapidly expanding, evolving, and increasingly enforced set of global, federal, and state-level privacy, data protection, and consumer transparency and data governance laws and regulations has significantly increased the complexity, cost, and operational burden associated with the collection, use, processing, and transmission of data within the digital advertising ecosystem. These regulations include, most notably, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and continues to be the subject of active regulatory guidance and enforcement, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), which became effective in January 2020. In the United States, legislative and regulatory activity at the state level continues at a rapid pace, including the enactment of new and numerous state privacy laws and amendments to existing statutes, and related regulations governing targeted advertising of sensitive data, automated decision-making, and consumer rights, resulting in a regulatory landscape that is fragmented, dynamic, and subject to differing interpretations and enforcement approaches.
As a result, all in the digital advertising supply chain are subject to increasing and ongoing compliance obligations that require continuous monitoring, interpretation, and implementation as laws, regulations, guidance, and enforcement priorities evolve. In response to this evolving regulatory environment, we have implemented technology enhancements, operational controls, and industry-aligned solutions intended to support compliance at scale. We support browser-based privacy controls such as the Global Privacy Control (“GPC”), as well as continuously evaluate emerging privacy-preserving technologies and standards. These efforts also include participation in industry frameworks and standards developed by organizations such as IAB Tech Lab, including the Transparency and Consent Framework (“TCF”), and the Global Privacy Protocol (“GPP”), as well as contributing to the development of emerging specifications designed to support automated and agent-based advertising transactions, such as the Ad Creative Protocol (“AdCP”). These frameworks are designed to facilitate the standardized communication of consent, opt-out, and other privacy signals across complex, multi-party advertising transactions.
In connection with these initiatives, we have developed internal systems and processes designed to capture, evaluate, and transmit consent, opt-in, and opt-out signals within bid requests and related transactions. However, these frameworks, systems, and processes continue to evolve and may not fully address all current or future legal requirements, including those arising from new legislation, enforcement actions, or amendments to existing laws, which may require additional investment, operational changes, or constraints on data-driven activities.

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
•Data Driven Decisions: We leverage our AI and machine learning capabilities to record, aggregate, analyze, and act on vast amounts of data in a matter of milliseconds to help our customers optimize their digital advertising businesses in real-time. This data includes first party customer owned audience data, ad impression and bid request data, and advertiser bid response data. We flow all of this data through our machine learning platform in order to run thousands of algorithmic iterations on trillions of data points per month. These capabilities improve long term marketplace liquidity resulting in increased publisher revenue and higher advertiser ROI.
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
Sales and Marketing
We employ a nimble in-market sales team with expertise in programmatic advertising to attract premium publishers to our platform. For our publisher relationships, we focus our sales and marketing efforts on supporting, advising, and training our publishers to optimize their usage of our platform. We have dedicated teams focused on new publisher acquisition and existing publisher relationship management. Publishers on our platform work closely with our Customer Success team, which handles on-boarding and providing support throughout the publisher relationship life cycle. Our Customer Success team is organized and specialized by type of ad format and device and is trained to both maximize the number of integrations with each publisher and deploy the value-added solutions that we provide.
Similarly, we have teams focused on new business acquisition and existing partner retention and expansion for our buyers. These teams focus on onboarding new partners and increasing spend across a variety of ad formats, devices, and geographies.

Our marketing team is focused on achieving thought leadership, educating customers on how to harness programmatic advertising to improve their business, guiding buyers on how to maximize ROI via the PubMatic cloud infrastructure, supporting our sales team, generating new leads, and increasing awareness for our brand.
Our Competition
The digital advertising ecosystem is competitive and we compete with other large SSPs, smaller private SSPs in markets around the world, and divisions of larger technology companies.
While there is direct competition, we believe our AI-driven cloud infrastructure is differentiated and is a competitive advantage. In addition, our infrastructure is interoperable with the major header bidding software frameworks including open source Prebid, Google’s Open Bidding, Amazon’s Transparent Ad Marketplace, and others.
We have also demonstrated an ability to extend our header bidding infrastructure into a variety of higher-growth ad formats such as mobile web, mobile app, digital video, and most recently OTT/CTV.
We believe that our specialized platform and cloud infrastructure enable us to compete favorably on the factors described above. In addition, we believe that new market entrants would find it difficult to gain direct access to publishers and ad buyers given their limited scale and would also face significant costs to integrate with publishers and ad buyers and comply with evolving regulatory requirements around the world.
Seasonality and Customer Concentration
Digital advertising spend has historically been subject to seasonality. For example, digital advertisers tend to devote a large portion of their budgets to campaigns in the fourth quarter of the year, to coincide with consumer holiday spending, and then have a significantly smaller advertising budget in the first calendar quarter. Pricing of digital ad impressions in the fourth quarter is likely to be higher due to increased demand, while those same impressions may be priced lower in other quarters. As a result, our fourth quarter has historically been our strongest quarter for revenue. Accordingly, our first quarter is typically our largest for collections and publisher payments.
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

Privacy and Data
We are subject to laws and regulations governing privacy and the transmission, collection, and use of personal data. Interest-based advertising, including the use of AI, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, has come under increasing scrutiny by state and federal legislatures, regulatory agencies, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on data protection and consumer privacy. In particular, much of this scrutiny has focused on consumer consent and the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. Because both our company and our buyers rely upon large volumes of such data collected primarily through cookies and other tracking technologies, it is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.
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
Certain State Attorneys General in the United States may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. In California, for example, the state’s Attorney General and the California Privacy Protection Agency (“CalPrivacy”, which is charged with CCPA rule-making and enforcement) may bring regulatory actions for violations of the CCPA. We have registered as a data broker in California, Texas and Oregon with each respective state’s Attorney General, and monitor additional state-level registration or reporting obligations as they emerge. Each US state privacy law sets forth high potential liabilities for data privacy violations on a per-record basis, along with private rights of action in some states. These developments have required, and are expected to continue to require, sustained investments in legal, technical, and operational resources. Changes in applicable laws or interpretations, including amendments that expand scope, introduce new consumer rights, or modify consent or opt-out requirements, may necessitate changes to our products, systems, or business practices and could limit our ability to process data or offer certain services in particular jurisdictions. Failure to effectively adapt to these changes could expose us to regulatory investigations, enforcement actions, litigation, contractual liabilities, or reputational harm.

Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. The use and transfer of personal data in member states of the European Union is currently governed under the GDPR, which grants additional rights to consumers about their data, such as deletion and portability, and generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. On July 10, 2023, the European Commission approved the EU-U.S. Data Privacy Framework as a valid transfer mechanism, and in October 2023 we self-certified to comply with the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework as a mechanism to legally facilitate personal data transfers from the EU, the U.K., and Switzerland to the U.S. These frameworks are subject to ongoing regulatory oversight and may be challenged in court, including by privacy advocacy organizations, and any invalidation or modification could require us to adopt alternative transfer mechanisms or make changes to our data flows
The use of other approved cross-border transfer mechanisms, such as the standard contractual clauses for the transfer of personal data specifically to the United States, continues to be subject to regulatory scrutiny and regulators in both Europe and the United States regulators have increasingly focused on cross-border bulk transfers of data, particularly in connection with national security, surveillance, and data access concerns.
The GDPR, as originally implemented by the respective EU member states and later adopted by the U.K. following Brexit (the “UK GDPR”), sets out higher potential liabilities for certain data protection violations, which may result in fines up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Additionally, the UK GDPR will also have the ability to fine up to the greater of £17.5 million or 4% of global turnover.
Other jurisdictions have enacted legislation that closely tracks the concepts, obligations, and consumer rights described in the GDPR, including Brazil’s General Data Protection law and India’s Digital Personal Data Protection Act of 2023. Additional jurisdictions continue to adopt or expand comprehensive privacy regimes and the regulatory regime surrounding AI is complex and evolving. Some jurisdictions have in recent years enacted data localization laws, which require any personal data of citizens of those jurisdictions to be stored and processed on servers located in those jurisdictions. Such laws are gaining momentum and are being enforced by local authorities.
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
As of December 31, 2025, we had 1,030 employees, of whom 322 were located in the United States, 573 in India, and 135 in our other offices around the world.
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
If our existing customers do not expand their usage of our platform, or if we fail to attract new customers, our growth will suffer. Moreover, any decrease in the use of the advertising channels or formats that we primarily depend on, or failure to expand into emerging channels or formats, could adversely affect our business, results of operations, and financial condition.
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

A limited number of large demand side platforms (“DSPs”) – The Trade Desk and Google DV360 in particular – account for a significant portion of the ad impressions purchased on our platform. We depend upon these DSPs for a large percentage of impressions purchased and expect to do so for the foreseeable future. We have no minimum commitments from buyers to spend on our platform, so the amount of demand available to us can change at any time with little or no prior notice, and we cannot provide assurance that we will have access to a consistent volume or quality of ad campaigns or demand for our ad impressions at a reasonable price, or at all. Any disruptions in our relationships with DSPs, agencies, advertisers, or buyers could adversely affect our business, results of operations, and financial condition. If a buyer or group of buyers representing a significant portion of the demand in our marketplace decides to materially reduce use of our platform, it could cause an immediate and significant decline in our revenue and profitability and adversely affect our business, results of operations, and financial condition. In addition, our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms, or go-to-market efforts.
Historically, our buyers have predominantly used our platform to purchase mobile, display, and video advertising inventory from our publishers. We expect that these will continue to be significant channels used by our customers for digital advertising in the future. We also believe that our revenue growth may depend on our ability to expand within mobile, video, and in particular, CTV, and we are continuing to enhance such channels. We believe our ability to incorporate Artificial Intelligence, or “AI”, and specifically agentic AI, into our new and existing products will also be a key factor to encourage expanded use of our platform. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in formats will correspond to any such changes or shifts in demand. Any decrease in the use of mobile, display, and video advertising, whether due to customers losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate CTV or enter new and emerging advertising channels, could adversely affect our business, results of operations, and financial condition.
Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.
We operate in an evolving industry with ever-changing customer needs and behavior, and, as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. Although we have experienced periods of prolonged revenue growth, we may not be able to sustain a consistent growth rate, current revenue levels, or profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
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
•changes in demand for certain formats of ad impressions;
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. Past results should not be relied upon as an indicator of our future performance.
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
If we fail to make the right investment decisions in our platform, or if we fail to innovate and develop new solutions that are adopted by customers, we may not attract and retain customers, which could adversely affect our business, results of operations, and financial condition.
We face intense competition in the marketplace and are confronted by rapidly changing technology and artificial intelligence, evolving industry standards and consumer preferences, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. The pace of technological disruption in digital advertising is accelerating, and our ability to keep pace with or stay ahead of these changes is critical to our competitive position. We need to continuously update our platform and the technology we invest in and develop, including our machine learning and other proprietary algorithms, in order to attract customers and keep ahead of changes in technology, evolving industry standards and a rapidly changing regulatory environment.
Our platform is complex and new solutions can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than we expect and may require the hiring of employees or contractors with new skill sets, which we may not be able to do in a cost-effective manner or at all. In an environment where competitors and market expectations move quickly, delays in product development or feature delivery, or missteps in product launches, can have outsized negative effects that compound over time as customers shift spend to alternative platforms.
Moreover, we may not make the right decisions regarding these investments, and new product or feature launches may fail to meet partner expectations, resulting in reduced adoption, loss of customer confidence, and adverse impact on our results. For example, we have launched Activate and Commerce Media products to address evolving market opportunities. Additionally, newer formats and channels, such as mobile header bidding and CTV, present unique challenges that we must address to succeed. Our success in new formats and channels depends upon our ability to integrate our platform with these new formats and channels. If we fall behind in this rapidly evolving environment, the effects may be difficult to reverse, as customers, publishers, and buyers may establish relationships with competitors that are challenging to displace. If our mobile, video, or CTV solutions are not widely adopted by publishers and buyers, we may not retain such publishers and buyers. In addition, new demands from customers, superior offerings by competitors, changes in technology or format, or new industry standards or regulatory requirements could render our platform or our existing solutions less effective and require us to make unanticipated changes to our platform or business model. Our failure to adapt to a rapidly changing market and regulatory environment, anticipate demand, or attract and retain customers would cause our revenue or revenue growth rate to decline, and adversely affect our business, results of operations, and financial condition.
Our increasing reliance on artificial intelligence to operate our platform and differentiate our offerings creates new operational, competitive, and execution risks that may be difficult to predict or manage.
Our business has evolved from a traditional programmatic advertising exchange toward an AI-powered platform in which machine learning algorithms, generative AI, and agentic workflows are increasingly embedded in our core operations and commercial offerings. We describe ourselves as an “AI-powered advertising technology company” and have made AI a central element of our competitive positioning and growth strategy. Our AI capabilities now influence or automate a range of functions that affect customer outcomes, including real-time bid pricing, yield optimization through products such as Intelligent Yield, fraud detection, traffic shaping, demand allocation, and the planning and activation workflows available through our buyer and publisher platforms. While our revenue is not yet heavily dependent on AI-specific products, we expect AI to become an increasingly material contributor to our platform's value proposition, competitive differentiation, and revenue over time.

As AI becomes more deeply embedded in our operations, errors, underperformance, or unintended behavior in our AI systems could directly reduce publisher yields, misallocate advertiser spend, or degrade auction efficiency, any of which could damage customer relationships and reduce platform utilization. Because AI model performance depends on the volume, quality, and diversity of the data on which models are trained, any reduction in the data available to us, whether due to privacy regulations, customer restrictions on data sharing, or competitive dynamics, could degrade the effectiveness of our AI capabilities relative to competitors with larger or more proprietary data sets. If our AI capabilities fail to deliver the performance improvements we and our customers expect, or if we are unable to develop and deploy AI-driven features at the pace required to remain competitive, customers may choose alternative platforms, which could adversely affect our business, results of operations, and financial condition.
Our investments in AI may not produce the competitive advantages we expect. We have committed meaningful engineering and infrastructure resources to AI product development, including Intelligent Yield, AI Insights, and agentic workflow capabilities. These investments may not achieve the adoption, performance, or margin contribution we anticipate, and may divert resources from other product development priorities that could have generated more immediate returns. The transition from a primarily transaction-processing business model to one in which AI-powered capabilities are a principal driver of competitive differentiation also introduces operational complexity and execution risk. Maintaining, updating, and scaling AI models requires specialized engineering talent and infrastructure capabilities, including access to GPU and other accelerated computing resources that are subject to market constraints and rising demand across industries. Our historical operating results, which were generated in a period when our business was primarily defined by programmatic header bidding and auction exchange services, may be of limited value in predicting our future performance as AI-driven products and workflows become a larger component of our business.
If we are unable to develop, deploy, and maintain AI capabilities that meet the evolving expectations of publishers and buyers, our business, results of operations, and financial condition could be materially and adversely affected.
The adoption of artificial intelligence by our customers, competitors, and other market participants may alter the competitive dynamics of the digital advertising ecosystem in ways that reduce demand for our platform or diminish our competitive position.
AI-driven platforms operated by large technology companies with closed ecosystems, extensive first-party data, and direct consumer relationships may capture an increasing share of advertising spend by offering AI-powered targeting, optimization, and measurement capabilities that reduce advertiser reliance on the open internet. AI-powered “zero-click” discovery environments and conversational assistants may reduce the volume of traditional web traffic and referral-based content consumption that currently supports programmatic advertising. If consumer engagement increasingly shifts to AI-mediated surfaces that do not generate conventional ad impressions or that operate outside of established programmatic transaction models, the addressable market for our platform could contract. These dynamics could disproportionately affect independent sell-side platforms like ours that depend on the health of the open internet advertising ecosystem.
The anticipated emergence of agentic buying, in which advertisers and agencies deploy AI agents to plan, negotiate, and execute media purchases with reduced human oversight, may also disrupt established demand patterns over time. While adoption of agentic buying remains in early stages across the industry, and we are actively investing in capabilities and industry standards to support it, including contributing to the development of the IAB Tech Lab’s Ad Creative Protocol (“AdCP”), there is no assurance that these efforts will position us favorably as AI-driven buying matures. AI buying agents, once widely deployed, may optimize spend toward platforms or inventory sources that offer the lowest cost or highest predicted performance, which could increase pricing pressure and diminish the value of our existing customer relationships and SPO agreements. These agents may prioritize direct publisher integrations, closed-loop measurement environments, or alternative transaction protocols over traditional SSP intermediation. The standards governing agent-based advertising transactions are still being defined and may evolve in ways that do not favor our platform architecture or business model.
Publishers, buyers, and other participants in the digital advertising supply chain are also independently developing and deploying their own AI capabilities. Publishers may use AI to optimize yield, manage demand relationships, or execute transactions without intermediaries, reducing their reliance on our platform. Buyers may develop proprietary AI-driven media planning and execution tools that bypass sell-side platforms or that concentrate spend with a smaller number of preferred partners. Competitors with greater financial or technical resources, or with access to larger proprietary data sets, may deploy AI capabilities that are superior to ours or that achieve greater market adoption. New market entrants that build AI-native advertising platforms from the ground up, unburdened by legacy infrastructure or business models, may be able to compete effectively against established platforms like ours. If these trends accelerate and we are unable to position our platform as a preferred destination for AI-driven media execution, our market share, revenue, and results of operations could be adversely affected.

If AI-driven changes in the competitive environment reduce the relevance of, or demand for, independent sell-side platforms, our business, results of operations, and financial condition could be materially and adversely affected.
We must scale our platform infrastructure to support anticipated growth and transaction volume. If we fail to do so, or doing so becomes too costly, we may limit our ability to process ad impressions, and we may lose revenue.
Our business depends on processing advertising impressions in milliseconds, and we must handle an increasingly large volume of such transactions. The demands on our platform infrastructure have increased over time due to, among other factors, the addition of new solutions, such as our Activate or Commerce Media offerings, the need to support evolving advertising formats, the handling and increased use of large amounts of data, support of AI-enabled offerings, and overall growth in impressions. Expanding our platform infrastructure and the number of ad impressions we can process requires resource commitment over a period of months or years, and we may not be able to scale quickly or efficiently enough if demand increases rapidly as short-term solutions may be too costly or unavailable. The increasing use of AI by consumers and businesses has also increased the cost to grow our infrastructure and secure colocation services on financially beneficial terms. If we are unable to grow our platform to support substantial increases in the number of transactions and in the amount of data we process, on a high-performance, cost-effective basis, or we are slow in growing our infrastructure compared to demand, our business, results of operations, and financial condition could be adversely affected. We expect to continue to invest in our platform in order to meet these requirements, and that investment could adversely affect our business, results of operations, and financial condition. Additionally, if we overestimate future usage of our platform, we may incur expense in adding infrastructure without a commensurate increase in revenue, which could adversely affect our business, results of operations, and financial condition.
Our efforts to provide new or expanded offerings may not be successful, or we may not be able to scale our offerings to meet demand in a timely manner, and, as a result, we may not realize a return from our investments.
We believe there is significant and growing demand for our offerings and those we are developing, and we are making significant investments to meet that demand and grow our market share, including through the use of AI. That demand may not materialize and, even if it does, we may not be able to take advantage of that increased demand if we cannot scale our offerings in a timely manner or if the demand for one of our offerings cannibalizes the demand for another product we offer. In some cases, we have experienced fee pressure as we have built out our offerings, and we expect this fee pressure to increase as more competitors, including new entrants as well as publishers themselves, build their own technology and infrastructure to enter the markets in which we do business. Even if the market for these offerings develops as we anticipate, publishers and buyers might not embrace our offerings to the degree we expect due to various factors such as inertia from usage of existing implementations of competitive products or technological advances by our competitors. While continued investment in and use of our products has allowed us to achieve efficiencies, the investment cost to gain such efficiencies may grow over time, especially with our existing products which may be closer to technical and economic maturity, and the potential expansion of our business or offerings may increase regulatory scrutiny of our company. Additionally, even if publishers and buyers embrace our new or expanded offerings, the positive effect of these new or expanded offerings on our results of operations may be offset or negated if such adoption cannibalizes business from our existing solutions, if we are unable to scale our offerings to keep up with demand, if we are unable to hire or retain personnel with the requisite skills and experience related to our new or expanded offerings, if publishers and buyers prefer similar offerings from our competitors, or by other adverse developments.
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
We use “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile advertising identifiers, and other permitted tracking or contextual signals to gather data that enables our platform to better serve our customers. These signals do not identify consumers directly, but allow for our customers to provide us insight into factors , such as ad exposure, engagement, device characteristics, approximate location, and usage patterns that are used to improve relevance, measurement, and pricing efficiency. Publishers, buyers, third-party data providers, and partners may also choose to share their information about consumers’ interests or give us permission to use their cookies and mobile advertising identifiers. We then use this data to help advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular consumer.
Without cookies, mobile advertising identifiers, and other tracking technology data, transactions processed through our platform would be executed with less insight into consumer preferences, reducing the precision of advertisers' decisions about which impressions to purchase for an advertising campaign. This could make advertising through our platform less valuable and decrease our revenue as advertising budgets may be decreased or directed to alternatives that are not exclusively reliant on cookies, mobile advertising identifiers, and other tracking technology data, or favor platforms that rely more heavily on first-party data, authenticated users, or closed ecosystems. If our ability to use cookies, mobile advertising identifiers or other tracking technologies is limited as a result of consumers rejecting targeted advertising, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile advertising identifiers and other tracking technology data, which may not be available to us or could be time consuming or costly to develop, less effective than current services, and subject to additional regulation.
Additionally, consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver targeted advertisements or otherwise limit the effectiveness of our platform. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default, or implement browser-level or operating system level privacy controls (including global privacy control or similar mechanisms) that may restrict data collection or use, as a result of changes to a growing list of US state privacy laws.
Some consumers also download “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer's computer or mobile device. If more consumers adopt these measures, or more regulators mandate the use of specific controls, it could reduce the volume or effectiveness and value of targeted advertising, which could adversely affect our business, results of operations, and financial condition. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad blockers could place us at a disadvantage relative to competitors with extensive first-party data assets, including companies that operate consumer-facing platforms. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.
In mobile environments, advertising identifiers are governed by operating system‑level permission frameworks, and platform providers may modify or further restrict identifier access at their discretion. In emerging AI‑driven and “zero‑click” discovery environments, advertising may be delivered or measured through new mechanisms that reduce traditional referral traffic, alter attribution models, or require new forms of consent and governance. If we are unable to adapt our platform, measurement, and data‑governance capabilities to these evolving environments, our business, financial performance, and growth prospects could be adversely affected.

The continued restriction, reduced utility, or future deprecation of tracking technologies, or the potential development of proprietary or closed alternatives to cookies, could adversely affect our business, results of operations, and financial condition.
Some prominent technology companies, including Google, previously announced intentions to discontinue the use of third-party cookies, and to develop alternative methods and mechanisms for targeting advertisements, though the expected timeline for such changes is difficult to predict and has changed over time. While Google announced in July 2024 that it was discontinuing plans to phase out cookies in its Chrome browser, large technology platforms and other market participants continue to invest in, promote, and expand the use of alternative identity solutions, including deterministic identifiers, proprietary identity graphs, and authenticated user‑based tracking methods. These approaches may rely on login credentials, first‑party data collected across multiple owned properties, or closed technical systems that enable tracking and targeting outside of traditional cookie‑based mechanisms, including across devices and environments.
Additionally, some companies may build different and potentially proprietary consumer tracking methods into their widely used web browsers, which we may not be able to effectively use for our publishers and buyers. Such proprietary methods may favor closed or vertically integrated ecosystems, limit interoperability, or restrict independent ad-tech providers’ access to data or functionality, which could reduce demand for our services. Many applications and other content creators also allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Although we believe our platform is well-positioned to adapt and continue to provide key data insights to our publishers without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, or publishers and buyers could elect to move a larger proportion of their advertising inventory or spend to these providers to take advantage of proprietary consumer tracking methods, any of which could materially affect our ability to serve our customers, publishers, and buyers, and our business, results of operations, and financial condition could be adversely affected.
Our business depends on the lawful availability and utility of data signals used to enable advertising transactions, support analytics, optimization, and automation features, including those incorporating machine-learning or artificial-intelligence-based functionality, and any limitations on our ability to collect, process, or share such data could diminish the value of our platform and our financial results.
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
The collection, use, and sharing of these data signals are subject to an increasingly complex and fragmented global regulatory environment, as well as evolving technical and policy restrictions imposed by browsers, operating systems, and other platform providers. Regulatory developments, enforcement actions, private litigation, platform policy changes, or increased exercise of consumer privacy controls may restrict the types of data that may be collected, the purposes for which data may be used, the duration for which data may be retained, or the parties with whom data may be shared.
Our ability to collect, use and share data about advertising transactions and consumer behavior is critical to the value of our services. Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver targeted advertisements, or otherwise inhibit the effectiveness of our platform. Although our publishers and buyers generally permit us to aggregate and use data from advertising placements, subject to certain restrictions, publishers or buyers might decide to restrict our collection or use of their data based on their own regulatory, commercial, or risk considerations. Any limitations on this ability could impair our ability to deliver effective solutions, which could adversely affect our business, results of operations, and financial condition.

If publishers, buyers, and data providers do not obtain necessary and requisite consents from consumers for us to process their personal data, we could be subject to fines and liability.
Because we do not generally have direct relationships with consumers, we rely on publishers, buyers, and data providers, as applicable, to obtain the consent of the consumer on our behalf to process their data and deliver interest-based advertisements, and to implement any notice or choice mechanisms required under applicable laws. Our reliance on third parties for consent and notice creates inherent compliance risk, including situations where regulatory authorities or plaintiffs seek to impose liability on multiple participants in the advertising supply chain regardless of contractual allocations of responsibility. If publishers, buyers, or data providers do not follow the applicable requirements and processes or otherwise fail to secure any legally-required consents or provide required notice and choice mechanisms, which can be difficult given the rapidly evolving regulatory consent frameworks being promulgated, we could be subject to fines and liability. Additionally, if our data, privacy, or consent practices are found to be inadequate, or we make errors in the deployment of existing and future policies or technical safeguards, we may be subject to regulatory enforcement action or named in class-action lawsuits. We may not have adequate insurance or contractual indemnity arrangements to protect us against any such fines, penalties, claims, and losses.
Privacy-related class-action litigation poses increasing financial and operational risk.
The advertising technology industry has experienced a significant increase in privacy‑related class‑action litigation in recent years, and the focus of these claims has shifted from consumer‑facing publishers to intermediaries within the digital advertising supply chain. Plaintiff counsel have increasingly pursued novel and expansive legal theories alleging improper data collection, use, or sharing by intermediaries, often seeking to impose liability based on the operation of complex programmatic advertising systems rather than direct relationships with end users.
Claims may involve allegations relating to consent, transparency, data sharing practices, or the use of identifiers and tracking technologies across web, mobile, CTV, or other environments. Even where such claims lack merit, class‑action litigation is inherently costly, time‑consuming, and unpredictable, and may require substantial management attention, diversion of internal resources, and significant legal expense over extended periods of time.
The outcomes of privacy‑related class actions are uncertain and may result in adverse judgments, settlements, fines, penalties, or injunctive relief that could require changes to our products, data‑processing practices, or business operations. In addition, defending against such litigation may necessitate increased investment in compliance infrastructure, documentation, discovery processes, and external advisors, which could increase operating costs and negatively impact margins.
Privacy‑related litigation may also have broader consequences beyond direct financial exposure. Public allegations of non‑compliance, even if ultimately unfounded, could damage our reputation with publishers, buyers, regulators, and partners, reduce trust in our platform, and negatively affect our ability to attract or retain customers. Increased litigation risk may also cause publishers, buyers, or data partners to restrict or reconsider their participation in our marketplace, limit data sharing, or impose additional contractual requirements, which could reduce platform liquidity and revenue opportunities.
Furthermore, the evolving and fragmented nature of privacy regulation increases the likelihood that litigation will continue to be brought under differing legal standards across jurisdictions. Courts and regulators may adopt interpretations of privacy and data‑protection laws that are inconsistent, expansive, or difficult to reconcile with existing industry practices. As a result, we may be required to make business decisions or accept certain risks in an environment where legal standards remain unsettled, and there can be no assurance that our mitigation efforts or defenses will be successful.
If privacy‑related class‑action litigation continues to increase in frequency or severity, or if we are unable to effectively defend against or resolve such claims, our business, results of operations, financial condition, and long‑term growth prospects could be materially and adversely affected.

Risk Related to the Advertising Industry and Competition
The digital advertising industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be adversely affected.
The digital advertising ecosystem is competitive and complex due to a variety of factors. While programmatic header bidding and other digital advertising has enabled the purchasing and selling of vast amounts of digital advertising inventory, there are significant challenges related to proliferation of media across platforms, including maintaining competitive transaction speed, increased costs, transparency, and evolving regulatory requirements. To address these issues at scale for both buyers and sellers, we provide specialized software and hardware infrastructure to optimally power technology-driven transactions. To successfully grow our business, we compete with a range of SSPs, including large, publicly-traded SSPs and smaller private SSPs in markets around the world, as well as divisions of larger companies like Google.
Some of our competitors have greater financial, technical, sales, and marketing resources, longer operating histories, and greater name recognition. In addition, some competitors, particularly those with greater scale or a more diversified revenue base and a broader offering, have greater flexibility than we do to compete aggressively on the basis of price and other contract terms, or to compete with us by including in their product offerings services that we may not be able to provide. Competitors that are larger or more well-funded than our Company may be able to invest greater resources than we can in technological development and innovation, particularly in the area of AI where investments can be capital intensive without a guarantee of a return on the investment. Some of our competitors may also choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or they may be able to sell competitive products or services at lower prices given proprietary ownership of data, technical superiority, or economies of scale. The introduction of competitive products, pricing strategies, or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business.
We experience requests from publishers and buyers for discounts, fee concessions, rebates, refunds, and greater levels of pricing transparency, in some cases as a condition to maintain the relationship or to increase the amount of advertising spend that the buyer sends to our platform. In addition, we may decide to offer discounts or other pricing concessions in order to attract more inventory or demand, or to compete effectively with other providers that have different or lower pricing structures and may be able to undercut our pricing due to greater scale or other factors. Our revenue, take rate, business, results of operations and financial condition could be adversely affected if we cannot maintain and grow our revenue and profitability through volume increases that compensate for any price reductions, or if we are forced to make significant fee concessions, rebates, or refunds.
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

Market pressure may reduce our revenues.
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
If changes in ad formats, delivery mechanisms, or platform policies prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.
Our success depends upon the ability of our platform to provide advertising for a variety of digital devices, the major operating systems or Internet browsers that run on them, and the thousands of applications that are downloaded onto them. The design of digital devices and operating systems or browsers is controlled by third parties that may also introduce new devices and operating systems or modify existing ones, including by implementing technical, contractual, or policy-based restrictions on advertising, data access, or interoperability, and our access to content on certain devices may be limited. If our platform cannot operate effectively with popular devices, operating systems, or Internet browsers, including, for example, as a result of Google’s deactivation of cookies or other similar events, our business, results of operations, and financial condition could be adversely affected. as a result of browser- or operating system-level privacy controls, restrictions on identifiers, limitations on APIs, or other platform policy changes, our business, results of operations, and financial condition could be adversely affected.
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
Our success depends upon the continued service of members of our senior management team and other key employees. Our Co-Founder and Chief Executive Officer, Rajeev K. Goel, is critical to our overall management, as well as the continued development of our platform and relationships with publishers, DSPs, and agencies, and our strategic direction. Our success also depends on our ability to hire, train, retain, and motivate new employees that align with our corporate culture that has fostered innovation, creativity, and teamwork across our business. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. Further, as our business grows and we introduce new offerings, we may need to hire employees with skills and experience that we have not historically required. This is especially true as our business increases focus and resources on emerging revenue streams or other offerings that were not historically a material part of our business. The market for talent in our key areas of operations, especially in engineering, and competition for qualified personnel is particularly intense in the San Francisco Bay Area, Pune, India, and New York, where we maintain offices. As we expand and evolve, in particular across multiple geographies or following acquisitions, it may be difficult to preserve our corporate culture, which could increase employee turnover or reduce our ability to innovate, create, and operate effectively.
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
In addition, a prolonged economic downturn or prolonged period of elevated interest rates may lead additional buyers to slow or default on payments or in some cases seek bankruptcy protection. We cannot provide assurance that we will not experience bad debt in the future, and write-offs for bad debt could adversely affect our business, results of operations, and financial condition in the periods in which the write-offs occur. If our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected, and we may need to use working capital to fund our accounts payable pending collection from the buyers. This may result in additional costs and cause us to forgo or defer more strategic uses of that working capital.

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
•foreign currency fluctuations and controls;
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
We host our company-owned infrastructure at third-party data centers. Any damage to or failure of our systems generally would prevent us from operating our business. We rely on the Internet and, accordingly, depend upon the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation or costs of these facilities.
The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. As the demand for compute power and data center usage grows as a result of AI and other technological advancements, our ability to secure data center or colocation space at financially reasonable terms may be challenged, which could adversely affect our business, results of operations, and financial condition.
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
As we grow our business, we expect to continue to invest in our platform infrastructure, including hardware and software solutions, network services, and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality, or delays in reporting accurate information regarding transactions on our platform, any of which could negatively affect our reputation and ability to attract and retain publishers. The steps we take to enhance the reliability, integrity, and security of our platform as it scales are expensive and complex, and poor execution could result in operational failures. In addition, cyberattack techniques are constantly evolving and becoming increasingly diverse and sophisticated as attackers deploy AI, and could involve denial-of-service attacks or other maneuvers that have the effect of disrupting the availability of services on our platform.
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
We must address quality concerns of both advertisers and publishers. Publishers require ad quality tools that enable granular control over the characteristics of the ads that run on their ad impressions, including those relating to the advertiser, industry and content for a particular ad. We must also provide automatic or ad hoc blocking of ads that contain malware or other ads the publisher deems undesirable. Our inventory quality tools must continue to help publishers demonstrate the value and quality of their ad impressions to DSPs, advertisers, and agencies with automated fraud detection and viewability reporting. Maintaining and upgrading our capabilities associated with ad quality and inventory quality is complex and costly. Maintaining high-quality inventory may become increasingly difficult with the advent and proliferation of “deep fake” video and other media produced using AI. If we fail to maintain high quality controls for our publishers and partners, our business, results of operations, and financial condition could be adversely affected.
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
As part of our growth strategy, we may acquire or invest in other businesses, assets, or technologies that we believe fit within our strategic goals. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities, or incur debt. An acquisition or investment may not ultimately bring the anticipated benefits to the Company that we intended or anticipated. Any additional capital raised through the sale of equity or convertible debt securities would dilute your stock ownership, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

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
Accordingly, any acquisition or investment would be subject to a risk of partial or total loss of invested capital
We rely on customers, publishers, buyers, and partners to abide by contractual requirements and relevant laws, rules, and regulations when using our platform, and legal claims or enforcement actions resulting from their actions could expose us to liabilities, damage our reputation, and be costly to defend.
The customers, publishers, buyers, and partners engaging in transactions through our platform impose various requirements upon each other, and they and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. We may assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts we enter into with customers, publishers, buyers, and partners. In addition, we may have responsibility for some acts or omissions of customers, publishers, buyers, or partners transacting business through our platform under applicable laws or regulations or as a result of common law duties, even if we have not assumed responsibility contractually. These responsibilities could expose us to significant liabilities and we may not have the ability to impose effective mitigating controls upon, or to recover from, publishers and buyers. Moreover, for those third parties who are both publishers and buyers on our platform, it is feasible that they could use our platform to buy and sell advertisements in an effort to inflate their own revenue. We could be subject to litigation as a result of such actions, and, if we were sued, we would incur legal costs in our defense and cannot guarantee that a court would not attribute some liability to us. Regulators, plaintiffs, and class action litigants may seek to hold multiple participants in the advertising supply chain liable regardless of contractual allocations of responsibility. Even where we have indemnification rights, recovery may be uncertain if counterparties lack resources to pay or dispute coverage.
We contractually require our customers, publishers, buyers, data providers, and partners to abide by relevant laws, rules and regulations, and restrictions by their counterparties, when transacting on our platform, and we generally attempt to obtain representations from buyers that the advertising they place through our platform complies with applicable laws and regulations and does not violate third-party intellectual property rights, and from publishers about the quality and characteristics of the impressions they provide. We also generally receive representations from publishers, buyers, and data providers about their privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit our data collection and transfer practices. Nonetheless, there are many circumstances in which it is difficult or impossible for us to monitor or evaluate compliance by our publishers, buyers, data providers, and partners. For example, we cannot control the content of publisher’s media properties, and we are often unable to determine exactly what information a partner collects after an ad has been placed, and how the buyer uses any such collected information. Moreover, we are unable to prevent DSPs from aggregating bid requests from publishers and directing it to their own buying platforms or even reselling such bid data to advertisers or third parties.

If publishers, buyers, data providers, or partners fail to abide by relevant laws, rules and regulations, or contractual requirements when transacting over our platform, or after such a transaction is completed, we could potentially face liability to consumers for such misuse. Potential sources of liability to consumers include malicious activities, such as the introduction of malware into consumers’ computers through advertisements served through our platform, and code that redirects consumers to sites other than the ones consumers sought to visit, potentially resulting in malware downloads or use charges from the redirect site. In such an event, consumers may look to us to recover any alleged damages as a result of publishers’ use of limitations or disclaimers of liability through their terms of use with consumers. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, we could become involved in a potentially time-consuming and costly investigation or we could be subject to litigation or some form of sanction or penalty. We may not have adequate indemnity to protect us against, and our insurance policies, may not cover, such claims and losses.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025. On May 7, 2025, our board of directors authorized a further increase and extension to the 2023 Repurchase Program, increasing the total amount authorized for repurchase from $175.0 million to $275.0 million and extending the 2023 Repurchase Program through December 31, 2026 (the “2025 Repurchase Program Extension”). As of December 31, 2025, we have repurchased approximately $181.1 million of our Class A common stock in aggregate under the 2023 Repurchase Program. Although our board of directors authorized the 2025 Repurchase Program Extension, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as acts of war and terrorism.
Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. We have office and data center facilities located in California, a state known for seismic activity. Significant portions of our development and advertising operations work is located in Pune, India, which is susceptible to earthquakes and flooding. In addition, economic or political instability or international responses thereto could adversely affect our business, results of operations, and financial condition. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our publishers’ and partners’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, and loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, New York, Virginia, or Pune, India. As we rely heavily on our data center facilities, computer and communications systems, and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to operate our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could adversely affect our business, results of operations, and financial condition.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We incorporate AI solutions into our development efforts, external product offerings, and optimization capabilities, and these applications and the use of AI will become more important in our operations over time. We are making significant investments in AI, and we may not be successful in generating revenue or profit from these efforts. Our ability to develop and deploy AI solutions also depends on our ability to attract and retain employees with specialized AI expertise, and competition for such talent is intense.
AI-powered features, including our machine learning algorithms for bid optimization, fraud detection, and audience targeting, are important to our competitive position and our ability to deliver value to publishers and buyers. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. Additionally, the European Union’s Artificial Intelligence Act, which entered into force in August 2024 with phased compliance obligations extending through 2027, may classify certain AI-driven advertising technology uses as subject to transparency, documentation, or conformity assessment requirements, and the scope and application of these obligations to our business remains uncertain.
Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our AI-enabled solutions rely on third-party equipment, technology, and other technical and physical infrastructure, such as processing hardware, network capacity or models, and any limitations, changes, or disruptions associated with such third-party technologies could adversely affect our ability to develop, deploy, or enhance our AI services. In particular, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models. Our reliance on a limited number of third-party AI model providers creates concentration risk; if such providers experience service disruptions, materially change their terms or pricing, or discontinue offerings we depend upon, our ability to deliver AI-powered features could be impaired. If the content, analyses, optimization decisions or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Additionally, the development of our AI solutions depends on access to data to effectively train and operate our models, and limitations on our access to data, whether due to cost, availability, regulatory restrictions, or other factors, could adversely affect the effectiveness of our AI products and solutions.
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
If we include portions of our proprietary information when using AI tools, that information may enter the public domain and we may lose the ability to protect such proprietary information. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses, will require significant resources to develop, test, and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact. In addition, inconsistent or evolving AI-related legal and regulatory frameworks across jurisdictions may require us to incur additional compliance costs and to modify our offerings or operations in certain jurisdictions.
Finally, as AI enabled services become popular across industries, we may find ourselves competing for scarce compute capacity. Demand for data‑center capacity and related infrastructure has increased significantly, driven in part by the rapid adoption of AI‑driven technologies across industries. Constraints on the availability, geographic distribution, or cost of such infrastructure—whether due to market conditions, energy availability, regulatory requirements, or actions by third‑party providers—could limit our ability to scale AI-enabled operations efficiently or maintain performance levels as our platform grows, which could adversely impact our business or results of operations.

Risks Related to Regulations
We are subject to frequently evolving laws, regulations and industry requirements related to data privacy, data protection, information security, and consumer protection across the markets we operate in.
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
California enacted the California Consumer Privacy Act (as amended, “CCPA”) which took effect in January 2020. The CCPA created individual privacy rights for California residents, including rights of deletion and access, and increased the privacy and security obligations of businesses handling personal data. The CCPA is also still enforceable by the California Attorney General, and there is a CCPA private right of action relating to certain data security incidents. The CCPA generally requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of their personal data. The CCPA also affords California consumers the ability to opt-out of certain sales of personal data, a concept that is defined broadly and is subject to evolving regulations promulgated initially by the California Attorney General, and now the California Privacy Protection Agency (“CPPA”), newly renamed “CalPrivacy,” and the agency charged with CCPA rulemaking and enforcement.

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
In addition to regulations under the CCPA, CalPrivacy has also promulgated regulations as a result of the California Delete Act, which applies to those entities defined as ‘data brokers’ under the CCPA amendments. The Delete Act has required CalPrivacy to establish an accessible data deletion mechanism by January 1, 2026, to allow California consumers to submit a single verifiable consumer request to delete their data across all data brokers. By providing an opportunity for mass data subject requests, the Delete Act imposes compliance and operational costs and has the potential to limit the availability of personal data that PubMatic may utilize for targeted advertising.
The California Invasion of Privacy Act (as amended, “CIPA”) has become the basis for a growing number of lawsuits against digital advertising companies, including PubMatic. Plaintiffs have argued that CIPA prohibits certain forms of interception of communications and the use of pen registers or similar tracking devices without the consent of all parties to the communication. Plaintiffs in several recent cases have alleged that adtech intermediaries—including supply side platforms (SSPs)—have violated CIPA by participating in the interception of communications between consumers and websites through the use of tracking pixels, cookies, session replay scripts, or real-time bidding signals. Although we believe our practices comply with applicable laws, the legal framework surrounding CIPA is unsettled and continues to evolve through litigation and courts have issued conflicting decisions regarding the scope of CIPA’s application to modern internet technologies. Should plaintiffs successfully argue that our participation in the adtech ecosystem constitutes a violation of CIPA, we could be subject to significant statutory damages, costly litigation, injunctions, or other regulatory actions. Even unmeritorious claims can result in substantial legal expenses and divert management attention. If similar claims are adopted by courts in other jurisdictions, or if regulators issue adverse guidance interpreting these practices as unlawful under CIPA or other statutes, our financial exposure and liability could increase and our business, results of operations, and financial condition could be adversely affected.
The federal Video Privacy Protection Act (“VPPA”) has also been the basis for a growing number of lawsuits involving the alleged disclosure of consumers’ video-viewing information to third parties through pixels or similar technologies. As courts address these lawsuits, adverse decisions could increase VPPA-related litigation (including class actions), expand statutory damages exposure, reduce available defenses for companies that host, embed, or monetize video content and use common analytics or advertising technologies, and require changes to industry practices, any of which could adversely affect our business, results of operations, and financial condition.
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
Further, European regulators continue to be focused on compliance with requirements in the online behavioral advertising ecosystem and enforcing national laws that implement the ePrivacy Directive (commonly called the “Cookie Directive”) in those ecosystems. European court decisions and regulators’ recent guidance continue to drive increased attention to cookies and tracking technologies. As regulators start to enforce a stricter approach (which has already begun to occur in multiple EU member states, where data protection authorities have initiated a probe on third-party cookies), this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
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

We are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, EU, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and our publishers may impose restrictions on receiving political advertising, especially in light of recent elections both in the United States, EU. and in foreign jurisdictions. The lack of uniformity and increasing compliance requirements around political advertising may adversely impact the amount of political advertising spent through our platform, increase our operating and compliance costs, and subject us to potential liability from regulatory agencies. Moreover, in the European Union, the Regulation on the Transparency and Targeting of Political Advertising (“TTPA”) introduces new obligations for participants in the digital political advertising ecosystem, including enhanced transparency, labeling, and recordkeeping requirements, as well as restrictions on the use of personal data and inferred characteristics for targeting or amplifying political advertisements. Although the precise scope and application of the TTPA will depend on implementing guidance and national enforcement practices, it may be interpreted to apply to multiple participants in the advertising supply chain, including intermediaries such as supply-side platforms. Compliance with the TTPA may require changes to our products, processes, contractual arrangements, or data flows, increase compliance and operational costs, reduce demand for political advertising in the EU, or expose us to regulatory investigations, fines, or other liability.
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
Some of our publishers may be unprepared to comply with the evolving complexity established as a result of an abundance of state, national, and other privacy laws and regulations which are no longer solely limited to the CCPA, GDPR, and the UK GDPR, and which may result in removing or limiting personal data from their inventory before passing it into the bid stream. This may lower the value of their inventory, at least temporarily, resulting in loss of ad spend and revenue for us.

As privacy and data protection laws continue to evolve, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our publishers’ business practices and inventory. Even well-prepared publishers and buyers may be confronted with difficult choices and administrative and technical hurdles as they implement compliance programs and integrate with multiple other parties in the ecosystem. Further, compliance program design and implementation will be an ongoing process as understanding of the CCPA, CPRA, GDPR, UK GDPR, increasing numbers of U.S. state privacy laws, or other emerging regulations and industry compliance standards (such as those related to the use of Artificial Intelligence), evolves and companies address sometimes conflicting compliance guidance. In addition to California, approximately 20 U.S. states have enacted regulations that may apply to our business, and we expect more state legislatures or regulatory agencies to do the same. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon our organization as we seek to assist customers and adapt our own technology and processes as necessary to comply with laws and regulations and adapt to industry practice. The uncertain regulatory environment caused by the CCPA, GDPR, UK GDPR, increasing numbers of U.S. state privacy laws, or other emerging regulations may disadvantage us in comparison to larger, integrated competitors such as Google and Meta (Facebook), which have greater compliance resources and can take advantage of their direct relationships with end users to secure consent directly from those users. Changes in the business practices of such large integrated competitors could impose additional requirements with respect to the retention and security of our handling or ability to handle customer and end user data, could limit our marketing and core business activities, and have an adverse effect on our business, results of operations, and financial condition.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”), to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. The failure to implement and maintain effective internal controls over financial reporting, could adversely affect our business, results of operations, our financial condition and could have a negative effect on the trading price of our Class A common stock. Potential challenges, risks and difficulties could include:
•failure to meet our reporting obligations;
•restatement of our financial statements due to an undetected material weakness;
•loss of investor confidence in our reported financial information; and
•additional costs to remediate any identified material weaknesses.
If we are unable to continue to meet the reporting requirements per the SEC and SOX, we may not be able to remain listed on the Nasdaq Global Market.
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
As of December 31, 2025, we had no outstanding borrowings under our Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”). Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of, indebtedness, liens, dispositions of property and investments by us and our subsidiaries. In addition, the Credit Agreement requires us to maintain certain interest coverage, leverage and senior leverage ratios. The operating and financial restrictions and covenants in the Credit Agreement, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our Credit Agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Technology stocks historically have experienced high levels of volatility. The trading price of our Class A common stock has fluctuated substantially and may continue to do so. These fluctuations could cause holders of our Class A common stock to incur substantial losses, including all of such investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock, some of which are beyond our control and may not be related to our operational or financial performance, include, among others, the following:
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

Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit or preclude investors’ ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Transfers of stock by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As of January 31, 2026, our directors and officers, and their respective affiliates, beneficially owned in the aggregate approximately 67.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude investors’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. Having a dual-class common stock structure may make our Class A common stock less attractive to some investors, such as funds and investment companies that attempt to track the performance of any indexes that prohibit or limit the inclusion of companies with such structures.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors and executive officers, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for shareholders to sell shares of our Class A common stock at a time and price they deem appropriate. Our directors, executive officers and employees hold options and restricted stock units under our equity incentive plans, and the common stock issuable upon the exercise of such options or vesting of such restricted stock units has been registered for public resale under the Securities Act. Accordingly, these shares of common stock will be able to be freely sold in the public market upon issuance subject to certain legal and contractual requirements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the importance of maintaining the trust and confidence of our publishers, buyers, partners, customers, and employees. The Audit Committee of our Board (“Audit Committee”) is responsible for oversight of the Company’s cybersecurity function and efforts, and receives quarterly updates from management regarding the Company’s cybersecurity policies, standards, processes, and practices. We address cybersecurity risks, including internal and external cybersecurity risks as a result of the use of AI, through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity risk management program is overseen by our Senior Vice President, Infrastructure and Security (“SVP Security”), who also serves as our Information Security Officer, our executive management team, and our Board through the Audit Committee.
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

In connection with these policies, we deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, endpoint detection and response, endpoint security, email security, identity and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
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
Periodic Review, Testing and Training
In accordance with our policies, we perform periodic assessments and tests of the application of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a range of activities, including internal audits, assessments, threat modeling, vulnerability and penetration testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures as a component of our SOX compliance program.
We also provide regular, mandatory training for employees and contractors regarding cybersecurity threats as a means to equip our personnel with effective knowledge and tools to address cybersecurity threats, including the detection and prevention of “phishing” and other attacks using social engineering, and to communicate our evolving information security policies, standards, processes, and practices.
Governance
The Board, in coordination with the Audit Committee, oversees our overall enterprise risk management (“ERM”) program, including the management of risks arising from cybersecurity threats and information security. The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Since 2024, the Audit Committee has been provided with updates on our process, procedures, policies and any cybersecurity incidents at least quarterly. In the event of a material incident, or incident that may be determined to be material, the Audit Committee is informed as soon as reasonably practical and provided regular updates by the SIMT. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee have the opportunity to discuss our approach to cybersecurity risk management with the SIMT. In 2025, we additionally retained a third-party to conduct a cybersecurity tabletop exercise where members of the SIMT and other senior leadership were presented with a cybersecurity breach scenario, and had to respond in real time. As part of our ERM program, we intend to hold annual tabletop exercises across a range of scenarios.
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
Our SVP Security has a strong background in engineering with over 30 years’ of industry experience in technology and security, and previously operated one of the world’s largest retail websites instituting and undergoing PCI and HIPAA certifications.
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
Holders of Record
As of January 31, 2026, there were 62 holders of record of our Class A common stock and 71 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our Class A common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 - October 31, 2025	—	$—	—	$94,394,302
November 1, 2025 - November 30, 2025	51,391	$9.55	51,391	$93,903,451
December 1, 2025 - December 31, 2025	—	$—	—	$93,903,451
Total	51,391		51,391
The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 26, 2024, we announced the authorization of an additional $100 million under our share repurchase program for the repurchase of shares of our Class A common stock through December 31, 2025. On May 30, 2025, we announced the authorization of an additional $100 million under our 2023 Repurchase Program for the repurchase of shares of our Class A common stock through December 31, 2026. As of December 31, 2025, we had purchased approximately $181.1 million of our Class A common stock.
(2)Average price paid per share includes costs associated with the repurchases.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 31, 2020 through December 31, 2025, with the comparative cumulative total returns of the Nasdaq Composite Index, the Nasdaq US Benchmark Software and Computer Services TR Index and the Nasdaq CTA Internet Total Return Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends, whereas the data for the comparative indexes assumes reinvestments of dividends. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

Comparison of Cumulative Total Return (Since Listing)
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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
Overview
We are an independent, artificial intelligence-powered advertising technology company that delivers digital advertising performance. Our mission is to fuel the endless potential of Internet content creators and to enable a thriving, advertisement-funded digital ecosystem where global audiences can gain free or affordable access to information and entertainment.
Our integrated technology platform connects buyers, publishers, data providers, and commerce media networks on a single, unified platform, to deliver advertising performance, control, transparency and efficiency. Our platform empowers the world’s leading digital content creators (which we collectively refer to as “publishers”) to maximize monetization of their advertising inventory and audiences and provides control and transparency to buyers, which includes advertisers, agencies, agency trading desks, and demand side platforms (“DSPs”), which we collectively refer to as “buyers”.
We continue to focus on the strengths that we believe provide us with long-term competitive advantages. These strengths include our global, omnichannel reach which targets a diverse set of publishers touching many ad formats and digital device types, including mobile app, mobile web, desktop, display, video, over-the-top video/connected TV (“OTT/CTV”), and rich media. Additionally, as an independent infrastructure provider prioritizing transparency, we can be more closely aligned with both publishers and buyers which has enabled us to create bespoke products that meet our customers’ needs. We have also maintained a demonstrated track record of stability and agility to address changes in market conditions and provide superior outcomes for both publishers and buyers. Finally, we have designed our technology to efficiently process real-time advertising transactions while leveraging data to optimize outcomes for publishers and buyers. We own and operate our software and hardware infrastructure globally, which saves significant infrastructure expenditures as compared to public cloud alternatives.
Industry Trends and Macroeconomic Factors
The digital advertising ecosystem continues to evolve and adapt at a rapid pace. Some noted trends include the continued growth of digital media across multiple platforms, an increased focus on performance driven media, and a desire for transparency and control throughout the supply chain from both the buyers and publishers. In addition, rapidly evolving data and privacy regulations and industry standards continue to impact our business.
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

Financial Results Overview
The table below summarizes the financial highlights of our business:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$282,926	$291,256	$267,014
Operating income (loss)	$(17,259)	$3,927	$2,036
Net income (loss)	$(14,462)	$12,504	$8,881
Adjusted EBITDA(1)	$61,640	$92,325	$75,309
Net cash provided by operating activities	$81,059	$73,425	$81,121
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income (loss), see “Non-GAAP Financial Measures” below.
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 96% for the year ended December 31, 2025, and 107% for the year ended December 31, 2024.
Expansion of SPO Agreements and Activate
We work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for six years and SPO represented approximately 55% of total activity for the year ended December 31, 2025.

Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 722 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.
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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. The number of ad impressions processed on our platform was approximately 74.7 trillion, 77.7 trillion, 86.8 trillion, and 97.6 trillion for each of the three months ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, respectively, as compared to 57.9 trillion, 60.7 trillion, 69.8 trillion, and 74.7 trillion for each of the three months ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, respectively.
Key Components of Our Results of Operations
Revenue
Our platform and suite of solutions serve four primary customer types: publishers, buyers, data partners and curators, and retail and commerce media participants. Through these customers, we generate revenue primarily through fees charged to our publishers, which are generally a percentage of the value of the advertising impressions that publishers monetize on the platform. We also generate revenues from our other products such as OpenWrap, our header bidding solution, and Connect, our solution that provides additional data and insights to buyers, which are sold separate from or in conjunction with use of our platform. In 2023, we launched Activate, which allows buyers to execute direct deals on our platform with publisher inventory, and Convert, our commerce media solution.
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

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations:
Revenue	$282,926	$291,256	$267,014
Cost of revenue(1)	103,085	101,027	99,229
Gross profit	179,841	190,229	167,785
Operating expenses(1):
Technology and development	33,820	33,263	26,727
Sales and marketing	102,940	95,369	82,803
General and administrative	60,340	57,670	56,219
Total operating expenses	197,100	186,302	165,749
Operating income (loss)	(17,259)	3,927	2,036
Total other income, net	1,305	13,847	8,469
Income (loss) before income taxes	(15,954)	17,774	10,505
Provision for (benefit from) income taxes	(1,492)	5,270	1,624
Net income (loss)	$(14,462)	$12,504	$8,881
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$1,854	$1,855	$1,472
Technology and development	6,088	6,313	4,346
Sales and marketing	13,703	13,407	10,462
General and administrative	16,733	16,101	12,582
Total stock-based compensation expense	$38,378	$37,676	$28,862

	Year Ended December 31,
	2025	2024	2023

	(as percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	36	35	37
Gross profit	64	65	63
Operating expenses:
Technology and development	12	11	10
Sales and marketing	36	33	31
General and administrative	21	20	21
Total operating expenses	69	64	62
Operating income (loss)	(5)	1	1
Total other income (expense), net	—	5	3
Income (loss) before income taxes	(5)	6	4
Provision for (benefit from) income taxes	—	2	1
Net income (loss)	(5)%	4%	3%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue, Cost of Revenue and Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenue	$282,926	$291,256	$(8,330)	(3)%
Cost of revenue	103,085	101,027	2,058	2%
Gross profit	$179,841	$190,229	$(10,388)	(5)%
Gross profit margin	64%	65%
Revenue decreased $8.3 million, or (3)%, in 2025 as compared to 2024. Our revenues in 2025 were primarily driven by impressions processed on our platform, new revenue streams, and growth in customer relationships. The revenue decline in 2025 as compared to 2024 was primarily due to approximately $14.2 million from incremental political spend in the United States in 2024 due to the United States presidential election. Revenues for the year ended 2025 were also negatively impacted by platform changes implemented by one of our large DSP buyers in the second half of 2024 and subsequently platform changes implemented by another DSP buyer in the second half of 2025. These decreases were offset by an increase in growth of CTV (excluding the impact from political spend), mobile, and new revenue streams.
For the year ended 2025, we served approximately 1,980 publishers worldwide on our platform, compared to approximately 1,900 publishers worldwide for the year ended 2024. We ended fiscal 2025 with approximately 50 net new publishers, which represented over 64,000 domains and 44,000 apps in total, compared to approximately 100 new publishers in 2024, which represented approximately 60,000 domains and 27,000 apps in total. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect revenue to increase in 2026, primarily driven by growth in mobile and connected video (OTT/CTV), and new revenue streams including AI products. Additionally, we expect our revenues to be affected by macroeconomic conditions, and will continue to be impacted by the bidding methodology changes implemented by one of our buyers in the near term. The magnitude of these impacts on our future revenues is difficult to predict.
Cost of revenue increased $2.1 million, primarily due to a $4.2 million increase in amortization of internal use software and a $3.5 million increase in data center costs, offset by a $5.5 million decrease in depreciation of data center equipment. Overall, our cost of revenue per impression processed in 2025 decreased by 20% compared to 2024.
Our gross margin of 64% in 2025 decreased compared to 2024 of 65% due to a higher decline in revenue as opposed to the increase in cost of revenue.
We expect the cost of revenue to be higher in 2026 compared to 2025 in absolute dollars primarily due to increases in our data center costs as well as increases in software, hardware, and equipment maintenance to support the data centers.
Technology and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Technology and development	$33,820	$33,263	$557	2%
Percent of revenue	12%	11%
The increase in technology and development costs was primarily due to an increase of $1.2 million in personnel costs, offset by a $0.6 million increase in the capitalization of internal use software.
We expect technology and development expenses in 2026 to be flat compared to 2025 in absolute dollars.

Sales and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$102,940	$95,369	$7,571	8%
Percent of revenue	36%	33%
Sales and marketing costs increased primarily due to a $6.0 million increase in personnel costs associated with a headcount increase by 9%, a $1.1 million increase in facilities costs, and an increase in travel and entertainment expenses of $0.9 million, offset by a decrease in marketing expenses of $0.5 million.
We expect sales and marketing expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to additional headcount investment and marketing programs.
General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
General and administrative	$60,340	$57,670	$2,670	5%
Percent of revenue	21%	20%
General and administrative expense increased primarily due to a $1.0 million increase in facilities costs, a $0.9 million increase in personnel costs, and a $0.6 million increase in property taxes.
We expect general and administrative expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to increases in litigation related expenses.
Total Other Income (Expense), net

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Interest income	$5,455	$8,477
Other income (expense, net)	(4,150)	5,370
Total other income (expense), net	$1,305	$13,847	$(12,542)	(91)%
Total other income (expense), net decreased for the year ended December 31, 2025, compared to the prior year period. Interest income decreased due to the decrease in interest rates and a decrease in holdings in marketable securities. Other income (expense), net for the year ended December 31, 2024 included approximately $4.0 million recognized as other income from the Google Privacy Sandbox initiative, in connection with their previous initiative to phase out the use of third-party cookies. Other income (expense), net, also decreased due to foreign currency fluctuations for the year ended December 31, 2025 compared to the prior year period.
Provision For (Benefit From) Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,492)	$5,270	$(6,762)	(128)%
The difference between the effective tax rate in 2025 of 9% and the federal statutory income tax rate of 21% was primarily due to foreign derived intangible income (FDII) deduction and federal research and development credit, partially offset by stock-based compensation, Section 162(m) limitation, and acquisition-related costs.
The difference between the effective tax rate in 2024 of 30% and the federal statutory income tax rate of 21% was primarily due to state taxes, Section 162(m) limitation, and acquisition-related costs partially offset by foreign derived intangible income (FDII) deduction and federal research and development credit.

For discussion on comparison of the fiscal years ended December 31, 2024 and December 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income (loss), net cash provided by operating activities, and net income (loss), we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net income (loss) adjusted for stock-based compensation expense, depreciation and amortization, litigation related expenses, interest income, and provision for (benefit from) income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net income (loss)	$(14,462)	$12,504	$8,881
Add back (deduct):
Stock-based compensation	38,378	37,676	28,862
Depreciation and amortization	43,769	45,352	44,770
Litigation related expenses(1)	902	—	—
Interest income	(5,455)	(8,477)	(8,828)
Provision for (benefit from) income taxes	(1,492)	5,270	1,624
Adjusted EBITDA	$61,640	$92,325	$75,309
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

In addition to operating income (loss) and net income (loss), we use Adjusted EBITDA as a measure of operational efficiency. We believe that this non-GAAP financial measure is useful to investors for period to period comparisons of our business and in understanding and evaluating our operating results for the following reasons:
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
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations. As of December 31, 2025, we had cash and cash equivalents of $145.5 million and net working capital, consisting of current assets less current liabilities, of $146.8 million.
We believe our existing cash, cash equivalents, and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.”
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$81,059	$73,425	$81,121
Net cash provided by (used in) investing activities	6,072	22,314	(39,018)
Net cash used in financing activities	(42,731)	(73,478)	(55,976)
Effect of foreign currency on cash	666	(318)	—
Net increase (decrease) in cash and cash equivalents	$45,066	$21,943	$(13,873)
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
For the year ended December 31, 2025, net cash provided by operating activities of $81.1 million resulted primarily from adjustments for non-cash expenses of $73.1 million, including $43.8 million for depreciation and amortization, $38.4 million for stock-based compensation, and $14.5 million for deferred income taxes, and a decrease in accounts receivable of $66.6 million, partially offset by a decrease in accounts payable of $42.4 million.
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

For the year ended December 31, 2025, net cash provided by investing activities was $6.1 million of cash, consisting of a net inflows from investments of marketable securities of $13.8 million, sales of marketable securities prior to maturity of $27.1 million, offset by $14.3 million in purchases of property and equipment (primarily data center infrastructure), and $20.5 million of investments in capitalized internal use software.
For the year ended December 31, 2024, net cash provided by investing activities was $22.3 million, consisting of a net inflows from investments of marketable securities of $60.8 million, offset by $17.6 million in purchases of property and equipment (primarily data center infrastructure), and $20.9 million of investments in capitalized internal use software.
Financing Activities
For the year ended December 31, 2025, net cash used in financing activities of $42.7 million was primarily due to $46.5 million in stock repurchases, offset by $1.8 million proceeds from stock option exercises and $2.1 million proceeds from the employee stock purchase plan.
For the year ended December 31, 2024, net cash used in financing activities of $73.5 million was primarily due to $75.3 million in stock repurchases and $2.1 million in payment of a business combination indemnification holdback, offset by $1.8 million in proceeds from stock option exercises and $2.4 million in proceeds from the employee stock purchase plan.
For discussion on operating, investing, and financing activities of the fiscal year ended December 31, 2023, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2024 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
The following table summarizes our contractual obligations, at December 31, 2025 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Other contractual obligations(1)	$75,520	$40,241	$35,154	$125	$—
Operating lease liabilities	54,883	9,019	16,466	8,990	20,408
Finance lease liabilities	352	153	199	—	—
Total	$130,755	$49,413	$51,819	$9,115	$20,408
______________
(1)Other contractual obligations consist primarily of contractual obligations to third-party data center providers.
As of December 31, 2025, we had $6.2 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the contractual obligations table above.
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

Borrowings under the Revolving Credit Facility accrue interest at rates equal, at our election, to (i) the adjusted term secured overnight financing rate (“SOFR”), which is defined as (a) the applicable term SOFR plus (b) a term SOFR adjustment equal to 0.20% per annum, plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. We will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. As of December 31, 2025, the applicable interest rate under the Revolving Credit Facility was 7.75%. We had no amounts outstanding under the Revolving Credit Facility as of December 31, 2025.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $145.5 million as of December 31, 2025, which consisted of bank deposits, money market accounts and commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of December 31, 2025. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our buyer contracts have been denominated in U.S. Dollars while our publisher contracts have been primarily denominated in U.S. Dollars as well as the Euro, British Pound, and Australian Dollar. Additionally, our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee, British Pound, and Euro. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income (loss). A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $2.2 million in our operating income (loss) for each of the years ended December 31, 2025 and December 31, 2024, respectively. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $2.3 million and $2.1 million in our operating income (loss) for the year ended December 31, 2025 and December 31, 2024, respectively.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PubMatic, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company generates revenue through the monetization of publisher ad impressions on its platform. The Company charges publishers a fee, which is typically a percentage of the value of the ad impressions monetized through the platform. The Company recognizes revenue when a bid is won and a buyer purchases digital advertising inventory on its platform. The Company reports revenue net of payments to publishers. For the year ended December 31, 2025, the Company’s revenue was $282.9 million.
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
February 26, 2026
We have served as the Company's auditor since 2012.

PUBMATIC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$145,518	$100,452
Marketable securities	—	40,135
Accounts receivable, net	358,240	424,814
Prepaid expenses and other current assets	18,889	10,145
Total current assets	522,647	575,546
Property, equipment and software - net	52,657	58,522
Operating lease right-of-use assets	38,149	44,402
Acquisition-related intangible assets, net	2,704	4,284
Goodwill	29,577	29,577
Deferred income tax asset	30,986	24,864
Other assets, non-current	3,475	2,324
TOTAL ASSETS	$680,195	$739,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$343,619	$386,602
Accrued liabilities	25,278	26,365
Operating lease liabilities, current	6,953	5,843
Total current liabilities	375,850	418,810
Operating lease liabilities, non-current	36,910	39,538
Other liabilities, non-current	4,846	3,908
TOTAL LIABILITIES	417,606	462,256
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of December 31, 2025 and 2024; No shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.0001 per share; 1,000,000 Class A shares authorized as of December 31, 2025 and 2024; 51,029 shares issued and 38,624 shares outstanding as of December 31, 2025; 48,177 shares issued and 39,860 shares outstanding as of December 31, 2024; 1,000,000 Class B shares authorized as of December 31, 2025 and 2024; 11,404 shares issued and 8,263 shares outstanding as of December 31, 2025; 11,382 shares issued and 8,241 outstanding as of December 31, 2024	7	6
Treasury stock, at cost; 15,546 and 11,458 shares as of December 31, 2025 and 2024, respectively	(193,471)	(146,796)
Additional paid-in capital	321,062	275,304
Accumulated other comprehensive income (loss)	68	(636)
Retained earnings	134,923	149,385
TOTAL STOCKHOLDERS’ EQUITY	262,589	277,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$680,195	$739,519

The accompanying notes are an integral part of these consolidated financial statements

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$282,926	$291,256	$267,014
Cost of revenue	103,085	101,027	99,229
Gross profit	179,841	190,229	167,785
Operating expenses:
Technology and development	33,820	33,263	26,727
Sales and marketing	102,940	95,369	82,803
General and administrative	60,340	57,670	56,219
Total operating expenses	197,100	186,302	165,749
Operating income (loss)	(17,259)	3,927	2,036
Interest income	5,455	8,477	8,828
Other income (expense), net	(4,150)	5,370	(359)
Total other income, net	1,305	13,847	8,469
Income (loss) before income taxes	(15,954)	17,774	10,505
Provision for (benefit from) income taxes	(1,492)	5,270	1,624
Net income (loss)	$(14,462)	$12,504	$8,881
Net income (loss) per share attributable to common stockholders:
Basic	$(0.31)	$0.25	$0.17
Diluted	$(0.31)	$0.23	$0.16
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	47,008	49,213	51,760
Diluted	47,008	54,294	56,027

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(14,462)	$12,504	$8,881
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	23	25	5
Net change in foreign currency translation adjustment	681	(657)	—
Comprehensive income (loss)	$(13,758)	$11,872	$8,886

The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	52,705	$6	$(11,486)	$195,677	$(9)	$128,000	$312,188
Stock-based compensation	—	—	—	31,324	—	—	31,324
Exercise of stock options	575	—	—	1,549	—	—	1,549
Repurchase of treasury stock, at cost	(4,040)	—	(59,617)	—	—	—	(59,617)
Issuance of common stock related to employee stock purchase plan	128	—	—	1,869	—	—	1,869
Issuance of common stock related to RSU vesting	878	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5	—	5
Net income	—	—	—	—	—	8,881	8,881
Balance — December 31, 2023	50,246	6	(71,103)	230,419	(4)	136,881	296,199
Stock-based compensation	—	—	—	40,752	—	—	40,752
Exercise of stock options	616	—	—	1,765	—	—	1,765
Repurchase of treasury stock, at cost	(4,278)	—	(75,693)	—	—	—	(75,693)
Issuance of common stock related to employee stock purchase plan	170	—	—	2,368	—	—	2,368
Issuance of common stock related to RSU vesting	1,347	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(632)	—	(632)
Net income	—	—	—	—	—	12,504	12,504
Balance — December 31, 2024	48,101	6	(146,796)	275,304	(636)	149,385	277,263
Stock-based compensation	—	—	—	41,851	—	—	41,851
Exercise of stock options	953	1	—	1,759	—	—	1,760
Repurchase of treasury stock, at cost	(4,088)	—	(46,675)	—	—	—	(46,675)
Issuance of common stock related to employee stock purchase plan	240	—	—	2,148	—	—	2,148
Issuance of common stock related to RSU vesting	1,681	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	704	—	704
Net loss	—	—	—	—	—	(14,462)	(14,462)
Balance — December 31, 2025	46,887	$7	$(193,471)	$321,062	$68	$134,923	$262,589
The accompanying notes are an integral part of these consolidated financial statements.

PUBMATIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,462)	$12,504	$8,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,769	45,352	44,770
Stock-based compensation	38,378	37,676	28,862
Provision for doubtful accounts	—	—	5,675
Deferred income taxes	(14,489)	(10,984)	(13,406)
Accretion of discount on marketable securities	(822)	(4,117)	(4,093)
Non-cash lease expense	7,351	6,801	6,145
Other	(1,047)	(25)	45
Changes in operating assets and liabilities:
Accounts receivable	66,574	(49,345)	(75,716)
Prepaid expenses and other current assets	(16,220)	(5,826)	3,918
Accounts payable	(42,397)	38,096	79,687
Accrued liabilities	16,179	9,627	3,035
Operating lease liabilities	(2,616)	(6,531)	(5,789)
Other liabilities, non-current	861	197	(893)
Net cash provided by operating activities	81,059	73,425	81,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property and equipment	(14,345)	(17,592)	(10,601)
Capitalized software development costs	(20,511)	(20,936)	(17,687)
Purchases of marketable securities	(26,026)	(142,016)	(140,603)
Proceeds from sales of marketable securities	27,095	—	18,873
Proceeds from maturities of marketable securities	39,859	202,858	111,000
Net cash provided by (used in) investing activities	6,072	22,314	(39,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of business combination indemnification claims holdback	—	(2,148)	—
Proceeds from issuance of common stock for employee stock purchase plan	2,148	2,368	1,869
Proceeds from exercise of stock options	1,759	1,765	1,549
Principal payments on finance lease obligations	(140)	(131)	(126)
Payments to acquire treasury stock	(46,498)	(75,332)	(59,268)
Net cash used in financing activities	(42,731)	(73,478)	(55,976)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,400	22,261	(13,873)
Effect of foreign currency on cash	666	(318)	—
CASH AND CASH EQUIVALENTS - Beginning of Year	100,452	78,509	92,382
CASH AND CASH EQUIVALENTS - End of Year	$145,518	$100,452	$78,509
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal use software costs	$3,474	$3,076	$2,462
Property and equipment included in accounts payable and accrued expenses	$1	$618	$203
Capitalized software costs included in accounts payable and accrued expenses	$2,422	$2,365	$2,966
Business combination purchase consideration - indemnification claims holdback	$—	$—	$2,148
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
The Company’s fiscal year ends on December 31. References to fiscal year 2025, for example, refer to the fiscal year ended December 31, 2025.
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
Significant items subject to such estimates include: revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, internal use software development costs, and income taxes, including the valuation reserve on deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions.
Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2025, including macroeconomic factors, may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
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
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the years ended December 31, 2025, 2024, and 2023, no publisher represented more than 10% of the Company’s revenue. As of December 31, 2025, three buyers accounted for 24%, 16%, and 14% respectively, of accounts receivable. As of December 31, 2024, two buyers accounted for 44% and 11%, respectively, of accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Marketable Securities
The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. These marketable securities are carried at fair value and unrealized gains and losses are recorded in other comprehensive income, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. As of December 31, 2025, the Company does not have marketable securities. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined based on the specific identification method. Realized gains and losses, and any expected credit losses, are reported in other income (expense), net in the consolidated statements of operations and comprehensive income.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts to reduce foreign exchange risk associated with monetary assets or liabilities denominated in currencies other than the functional currency. The Company uses forward currency derivative contracts, which are not designated as hedging instruments, to minimize the Company’s exposure to balances primarily denominated in the Euro and British Pound Sterling. Currently, the Company settles its forward contracts with the full value of the contract. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.
Outstanding foreign currency derivative contracts are recorded at fair value on the consolidated balance sheets. Unrealized gains or losses due to changes in the fair value of these derivative contracts, as well as realized gains or losses from their net settlement, are recognized as other income (expense) in the consolidated statements of operations consistent with the offsetting gains or losses resulting from the remeasurement or settlement of the underlying foreign currency denominated receivables and payables.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	December 31,
	2025	2024	2023
Allowance for credit losses, beginning balance	$1,018	$770	$1,765
Provision	—	248	14,547
Write-offs	—	—	(15,542)
Allowance for credit losses, ending balance	$1,018	$1,018	$770
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
The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgment is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. The Company’s advertising costs recorded during the years ended December 31, 2025, 2024 and 2023 were not material.
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

The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 9—Stockholders’ Equity and Equity Incentive Plans.
Foreign Currency Translation
Transactions in foreign currencies are translated into the functional currency of the applicable entity at the rates of exchange in effect at the date of the transaction. Accordingly, all monetary assets and liabilities of these subsidiaries are remeasured at the current exchange rate at each balance sheet date, nonmonetary assets and liabilities are measured at historical rates, and revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. The Company’s net foreign currency gain (losses) recorded during the years ended December 31, 2025, 2024 and 2023 were $(4.6) million, $1.1 million, and $(1.5) million respectively.
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
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to Class A and Class B common stock is computed in conformity with the two-class method required for participating securities. The Company applies the two-class method to allocate earnings between common and other participating securities based on their participation rights.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s Class A and Class B common stock outstanding.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31,2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11—Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (the “ASU 2025-06”), simplifies the capitalization guidance by removing all references to prescriptive and sequential software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (the “ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$104,294	$—	$—	$104,294
Certificates of deposit	—	16,865	—	16,865
Cash equivalents	104,294	16,865	—	121,159
Total financial assets	$104,294	$16,865	$—	$121,159

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$57,998	$—	$—	$57,998
Commercial paper	—	2,296	—	2,296
Certificates of deposit	—	14,821	—	14,821
Cash equivalents	57,998	17,117	—	75,115
Commercial paper	—	27,837	—	27,837
U.S. Treasury and government debt securities	—	12,298	—	12,298
Marketable securities	—	40,135	—	40,135
Total financial assets	$57,998	$57,252	$—	$115,250

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2025 and 2024.
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Commercial paper	$27,823	$17	$(3)	$27,837
U.S. Treasury and government debt securities	12,289	9	—	12,298
Total	$40,112	$26	$(3)	$40,135
The Company had no marketable securities as of December 31, 2025. The remaining contractual maturity of all marketable securities was within one year as of December 31, 2024. Realized gains and losses were not material for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2024 there were no securities that were in an unrealized loss position for more than twelve months.

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31,
	2025	2024
Internal-use software	$89,161	$72,372
Network hardware, computer equipment and software	151,276	153,838
Leasehold improvements	7,553	5,526
Furniture and fixtures	2,534	2,329
Property, equipment and software, gross	250,524	234,065
Less: accumulated depreciation and amortization	(197,867)	(175,543)
Total property, equipment and software, net	$52,657	$58,522
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal use software) was $19.0 million, $24.8 million, and $28.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company capitalized $24.0 million, $23.4 million, and $21.3 million in software development costs during the years ended December 31, 2025, 2024 and 2023, respectively. Fully-amortized software development costs of $7.3 million have been removed from internal-use software and accumulated depreciation and amortization for each of the years ended December 31, 2025 and 2024. Amortization expense of internal use software was $23.2 million, $18.9 million, and $13.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs are included within cost of revenue in the consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2025, 2024 and 2023.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	December 31,
	2025	2024
Payable to publishers	$319,482	$366,009
Trade and other payables	24,137	20,593
Total accounts payable	$343,619	$386,602
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$19,583	$19,977
Accrued and other current liabilities	5,695	6,388
Total accrued liabilities	$25,278	$26,365

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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of December 31, 2025, the applicable interest rate under the revolving credit facility was 7.75%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of indebtedness, liens, disposition of property and investments by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, leverage and senior leverage ratios. The Company was in compliance with these covenants as of December 31, 2025.
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
The components of operating and finance lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$10,027	$8,536
Finance lease cost	183	186
Total lease cost	$10,210	$8,722

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,616	$6,531
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,922	$29,909
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
Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$38,149	$44,402
Operating lease liabilities, current	$6,953	$5,843
Operating lease liabilities, non-current	36,910	39,538
Total operating lease liabilities	$43,863	$45,381
Finance leases
Furniture and fixtures	$869	$869
Accumulated depreciation	(710)	(536)
Furniture and fixtures, net	$159	$333
Accrued liabilities	$148	$139
Other liabilities, non-current	196	344
Total finance lease liabilities	$344	$483
Other information related to leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	7.4 years	7.8 years
Finance leases	2.3 years	3.3 years
Weighted-average discount rate:
Operating leases	5.30%	4.90%
Finance leases	2.24%	2.24%

As of December 31, 2025, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ending December 31,
2026	$9,019	$153	$9,172
2027	9,949	158	10,107
2028	6,517	41	6,558
2029	4,907	—	4,907
2030	4,083	—	4,083
Thereafter	20,408	—	20,408
Total minimum lease payments	54,883	352	55,235
Less: imputed interest	(11,020)	(8)	(11,028)
Total present value of lease liabilities	$43,863	$344	$44,207

Note 7 – Goodwill and Acquisition-related Intangible Assets, Net
Goodwill
Goodwill as of December 31, 2025 and 2024 was $29.6 million. There were no accumulated impairment losses as of December 31, 2025.
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,900	$5,196	$2,704	1.75
Customer relationships	1,000	1,000	—	—
Total acquisition-related intangible assets	$8,900	$6,196	$2,704	1.75

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$7,900	$3,616	$4,284	2.75
Customer relationships	1,000	1,000	—	—
Total acquisition-related intangible assets	$8,900	$4,616	$4,284	2.75
Amortization expense related to acquisition-related intangibles was $1.6 million for each of the years ended December 31, 2025 and 2024.
As of December 31, 2025, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

2026	$1,580
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$2,704

Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers.
As of December 31, 2025, future minimum commitments for purchase obligations with a remaining term in excess of one year were as follows (in thousands):

Years ending December 31,
2026	$40,241
2027	34,927
2028	227
2029	125
Total future minimum commitments, net	$75,520
Letters of Credit
As of December 31, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.2 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively. As of December 31, 2024 the Company had two irrevocable letters of credit outstanding related to noncancelable facilities leases in the amounts of $3.5 million and $1.5 million, with annual automatic renewal and final expiration dates in July 2028 and April 2036, respectively.
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
Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program is scheduled to terminate on December 31, 2026.
During the year ended December 31, 2025, the Company repurchased 4,087,633 aggregate shares of Class A common stock for $46.5 million. The Company recorded an additional $0.2 million related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2025, $93.9 million remains available for repurchases.
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of December 31, 2025, the Company has reserved 5,377,044 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.

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
The following table summarizes stock option activity and related information under the Company’s equity incentive plans (shares and aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2024	7,893	$10.68	5.71	$50,372
Options granted	986	15.65
Options exercised	(953)	1.84
Options canceled	(97)	16.39
Options expired	(41)	21.79
Outstanding — December 31, 2025	7,788	$12.26	5.67	$19,475
Vested and exercisable — December 31, 2025	5,949	$11.25	4.86	$19,475
The aggregate intrinsic value represents the difference between the exercise price of the options and the fair market value of the Company’s common stock on the date of exercise. The intrinsic value of options exercised was $8.2 million, $9.9 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, unrecognized stock-based compensation of $15.6 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.18 years.
The fair value of stock options granted under the Company’s equity incentive plans was estimated using the following assumptions:

Year Ended December 31,
	2025	2024	2023
Fair market value of common stock	$15.65-$15.65	$15.38-$16.34	$12.56-$16.94
Expected term (in years)	5.0-7.0	5.0-7.0	5.0-7.0
Risk-free interest rate	4.4%-4.4%	4.0%-4.2%	3.5%-4.0%
Expected volatility	54%-57%	55%-58%	55%-59%
Dividend rate	—%	—%	—%
Weighted-average grant date fair value of options granted	$8.83	$8.78	$8.58
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

Restricted Stock Units
RSU awards generally vest over four years, subject to the holder’s continued service through the vesting date.
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Unvested — December 31, 2024	3,687	$17.68	$54,167
Granted	2,047	14.39
Vested	(1,681)	17.96
Canceled/Forfeited	(376)	16.49
Unvested — December 31, 2025	3,677	$15.85	$32,618
As of December 31, 2025, unrecognized stock-based compensation of $48.8 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.37 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s IPO. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of December 31, 2025, the Company has reserved 2,020,964 shares of its common stock for issuance under the ESPP.
As of December 31, 2025, $0.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the twelve months ended December 31, 2025, 239,791 shares of Class A common stock have been purchased under the ESPP.
As of December 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 0.57 years.
The fair value of purchase right granted the under the Company’s 2020 Employee Stock Purchase Plan was estimated using the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5-1.0	0.5-1.0	0.5-1.0
Risk-free interest rate	3.6%-3.7%	4.3%-5.4%	5.4%-5.1%
Expected volatility	74%-81%	53%-65%	48%-59%
Dividend rate	—%	—%	—%
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

Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$1,854	$1,855	$1,472
Technology and development	6,088	6,313	4,346
Sales and marketing	13,703	13,407	10,462
General and administrative	16,733	16,101	12,582
Total stock-based compensation expense	38,378	37,676	28,862
Tax benefit from stock-based compensation	(8,117)	(7,728)	(5,695)
Total stock-based compensation expense, net of tax effect	$30,261	$29,948	$23,167
Note 10 – Net Income (Loss) Per Share Attributable to Common Stockholders
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders – basic	$(14,462)	$12,504	$8,881
Denominator:
Weighted average shares outstanding – basic	47,008	49,213	51,760
Options to purchase common stock	—	3,722	4,037
Restricted stock	—	1,272	178
Employee stock purchase plan shares	—	87	52
Weighted average shares outstanding – diluted	47,008	54,294	56,027
Net income (loss) per share attributable to common stockholders – diluted	$(0.31)	$0.23	$0.16
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	4,488	3,354	2,167
Unvested restricted stock units	1,979	100	1,106
ESPP	—	—	37
Total common stock equivalents excluded from net income (loss) per share attributable to common stockholders – diluted	6,467	3,454	3,310

Note 11 – Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes were as follows (in thousands):

	December 31,
	2025	2024	2023
Domestic	$(21,895)	$9,737	$5,371
Foreign	5,941	8,037	5,134
Income before provision for (benefit from) income taxes	$(15,954)	$17,774	$10,505
The provision for (benefit from) income taxes consisted of the following (in thousands):

	December 31,
	2025	2024	2023
Current provisions for income taxes:
Federal	$730	$10,561	$11,059
State	1,292	3,199	2,026
Foreign	2,608	2,494	1,947
Total current tax expense	4,630	16,254	15,032

Deferred tax expense (benefit):
Federal	(4,693)	(8,731)	(11,825)
State	(1,300)	(1,960)	(1,391)
Foreign	(129)	(293)	(192)
Total deferred tax benefit	(6,122)	(10,984)	(13,408)
Total provision for (benefit from) income taxes	$(1,492)	$5,270	$1,624

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 1 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory rate	$(3,340)	21.0%
State and local income taxes, net of federal effect[1]	(279)	1.8
Foreign tax effects
India	562	(3.5)
Singapore	445	(2.8)
Other foreign jurisdictions	115	(0.7)
Changes in tax laws or rates in the current period	—	—
Cross border tax laws
Foreign derived intangible income	(404)	2.5
Tax credits
Research and development credits	(2,993)	18.8
Changes in valuation allowance	—	—
Nontaxable or nondeductible Items
Tax effects of share-based compensation[2]	1,896	(11.9)
Non-deductible officer compensation	705	(4.4)
Acquisition related cost	826	(5.2)
Other	282	(1.8)
Changes in unrecognized tax benefits	693	(4.4)
Effective Tax Rate	$(1,492)	9.4%
_______________
(1)During the year ended December 31, 2025, New York state and city made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Includes amounts related to non-taxable and non-deductible share-based compensation, in addition to excess tax benefits or shortfalls from share-based compensation. Our income tax benefit includes $0.7 million of tax shortfalls from share-based compensation for 2025.

The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to the income before taxes prior to the adoption of ASU 2023-09 for the periods presented (in percentages):

	December 31,
	2024	2023
Federal statutory income tax rate	21.00%	21.00%
State after-tax rate	3.60	2.82
Stock options	1.23	19.25
Research credit	(6.33)	(10.20)
Transfer pricing reserve	(0.77)	1.54
Foreign rate differential	1.32	4.64
GILTI	—	(11.62)
Foreign derived intangible income	(11.52)	(22.57)
Section 162(m) limitation	14.15	7.18
Acquisition-related costs	5.56	1.22
Change in valuation allowance	0.61	—
Other	0.79	2.18
Effective tax rate	29.64%	15.44%
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accruals and allowances	6,740	3,244
Tax credits	2,664	1,987
Stock-based compensation	11,441	9,155
Intangibles assets	451	583
Lease obligation	9,039	9,658
R&D capitalization	22,502	21,950
Other	1,203	1,283
Total deferred tax assets	54,040	47,860
Valuation allowance	(2,675)	(2,118)
Total deferred tax assets, net of valuation allowance	51,365	45,742
Deferred tax liabilities:
Property, equipment, and software	(8,988)	(8,569)
Goodwill	(1,037)	(945)
Prepaid expense	(1,508)	(832)
Right-of-use asset	(8,160)	(9,445)
Acquired intangibles	(686)	(1,087)
Total deferred tax liabilities	(20,379)	(20,878)
Net deferred income tax asset (liabilities)	$30,986	$24,864
As of December 31, 2025, the Company had federal and state research and development credit carryforwards of $0.2 million and $5.7 million, respectively. If not utilized, the federal credits will begin to expire in 2045. The state credits can be carried forward indefinitely.

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
On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the One Big Beautiful Bill Act of 2025 (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses from 2025 through 2027, including the permanent reinstatement of bonus depreciation on qualified property and full expensing of domestic research and experimental expenditures. The Company has recognized the effects of the OBBBA provisions in its consolidated financial statements to the extent they are applicable for the year ended December 31, 2025. The Company will continue to evaluate the impact of these legislative changes on its future consolidated financial statements as additional guidance becomes available.
Deferred Tax Valuation Allowance
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Management has determined that there is sufficient positive evidence that a valuation allowance against deferred tax assets is not required as of December 31, 2025 and 2024, except for unrealized losses on equity investment and state research credit carryforwards, starting in 2021, for which realization is not deemed more likely than not given insufficient future capital gains to offset the investment’s worth and the Company expects to generate more credits in future than can be utilized against projected taxable income.
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
Uncertain Tax Positions
The activity related to the unrecognized income tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized income tax benefits — beginning balance	$4,695	$4,381	$4,303
Increases related to tax positions taken during the current year	1,475	1,091	1,104
Increases related to tax positions taken during the prior years	324	10	—
Decreases related to tax positions taken during the prior years	(783)	(787)	(1,026)
Gross unrecognized income tax benefits — ending balance	$5,711	$4,695	$4,381
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2025 and 2024, the Company had approximately $0.5 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions.
As of December 31, 2025, the Company had gross unrecognized tax benefits of approximately $5.7 million, of which $3.2 million would impact the effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns with varying statutes of limitations. The federal, state, and foreign returns statute of limitations remains open for tax years from 2015 and thereafter. There are currently no income tax audits involving the IRS, any U.S. states or foreign tax jurisdictions.

Income Taxes Paid
Income taxes paid (net of refunds) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$4,554
State and Local
New York state	710
New York City	905
Other	417
Foreign
India	1,391
Other	633
Total income taxes paid (net of refunds)	$8,610
Total cash paid for income taxes (prior to ASU 2023-09 adoption)		$14,176	$15,631

Note 12 – Segment and Geographical Information
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.
The primary measure of segment profit or loss is consolidated net income (loss) as presented below and is used by the CODM for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers accountable for operations, operating results beyond revenue or gross profit, or plans for levels or components below the consolidated unit level. Accordingly, the Company has one single reporting segment.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$282,926	$291,256	$267,014
Less:
Employee compensation[1]	190,613	183,022	156,052
Depreciation and amortization expense	43,769	45,352	44,770
Other segment items[2]	65,803	58,955	64,156
Operating income (loss)	(17,259)	3,927	2,036

Other income (expense)
Interest income	5,455	8,477	8,828
Other income (expense), net	(4,150)	5,370	(359)
Income before income taxes	(15,954)	17,774	10,505
Provision for (benefit from) income taxes	(1,492)	5,270	1,624
Segment income (loss)	$(14,462)	$12,504	$8,881
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.
Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$158,074	$176,208	$158,110
EMEA	90,549	83,385	84,919
APAC	28,436	25,002	19,287
Rest of the world	5,867	6,661	4,698
Total	$282,926	$291,256	$267,014
No other country besides the United States represented more than ten percent of total revenue during the years ended December 31, 2025, 2024, and 2023.

The following table presents long-lived assets by geographic area, which includes property and equipment, net, and operating lease right-of-use assets (in thousands):

	December 31,
	2025	2024
United States	$78,203	$88,998
Rest of the world	12,603	13,926
Total	$90,806	$102,924

Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.8 million and $1.7 million matching contribution to the 401(k) Plan for the year ended December 31, 2025 and 2024, respectively.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte and Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
(c) Trading Plans
In the quarter ended December 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fourth quarter of 2025 by our directors and Section 16 officers.
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
(3) Exhibits
The exhibits required to be filed as part of this report are:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 14, 2022, by and among the Registrant, Marlin Acquisition Sub, Inc., and ConsultMates, Inc.	8-K	001-39748	2.1	September 14, 2022

3.1	Restated Certificate of Incorporation.	10-K	001-39748	19.1	February 27, 2025

3.2	Amended and Restated Bylaws.	10-K	001-39748	3.2	February 28, 2023

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-250077	4.1	November 30, 2020

4.2	Sixth Amended and Restated Investors’ Rights Agreement, dated October 1, 2020, by and among the Registrant and certain of its stockholders.	S-1	333-250077	4.2	November 13, 2020

4.3	Description of the Registrant’s Securities.	10-K	001-39748	4.3	March 26, 2021

10.1*	Form of Indemnification Agreement.	S-1	333-250077	10.1	November 13, 2020

10.2*	2006 Stock Option Plan, as amended.	S-1	333-250077	10.2	November 13, 2020

10.3*	2017 Equity Incentive Plan, as amended.	S-1	333-250077	10.4	November 13, 2020

10.4*	2020 Equity Incentive Plan.	S-1/A	333-250077	10.5	November 30, 2020

10.5*	2019 Executive Bonus Plan.	S-1	333-250077	10.3	November 13, 2020

10.6*	2020 Executive Bonus Plan.	10-K	001-39748	10.4	March 26, 2021

10.7*†	2021 Executive Bonus Plan.	8-K	001-39748	10.6	March 25, 2020

10.8*	2022 Executive Bonus Plan.	10-K	001-39748	10.8	March 1, 2022

10.9*	2023 Executive Bonus Plan.	10-K	001-39748	10.9	February 28, 2023

10.10*	2024 Executive Bonus Plan.	10-K	001-39748	10.10	February 28, 2024

10.11*	2025 Executive Bonus Plan.	10-K	001-39748	10.10	February 27, 2025

10.12*	2026 Executive Bonus Plan.					X

10.13*	2020 Employee Stock Purchase Plan, and form of subscription agreement.	S-1/A	333-250077	10.6	November 30, 2020

10.14*	Executive Deferred Compensation Plan.	8-K	001-39748	10.7	March 25, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15*	Amended and Restated Employment Agreement, effective as of December 18, 2017, by and between the Registrant and Rajeev K. Goel.	S-1/A	333-250077	10.7	November 30, 2020

10.16*	Offer Letter, effective as of October 1, 2016, by and between the Registrant and Amar K. Goel, as amended.	S-1/A	333-250077	10.8	November 30, 2020

10.17*	Employment Agreement, effective as of November 7,2011, by and between the Registrant and Steven Pantelick, as amended.	S-1/A	333-250077	10.9	November 30, 2020

10.18*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Rajeev K. Goel.	8-K	001-39748	10.2	March 25, 2021

10.19*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Amar K. Goel.	8-K	001-39748	10.3	March 25, 2021

10.20*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Steven Pantelick.	8-K	001-39748	10.4	March 25, 2021

10.21*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Jeffrey Hirsch.	8-K	001-39748	10.5	March 25, 2021

10.22*	Retention Agreement, dated as of January 29, 2021, by and between the Registrant and Mukul Kumar.	10-K	001-39748	10.18	March 1, 2022

10.23	Third Amended and Restated Loan and Security Agreement, dated November 7, 2017, by and between the Registrant and Silicon Valley Bank, as amended.	S-1	333-250077	10.13	November 13, 2020

10.24	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated March 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	March 25, 2021

10.25	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated April 6, 2021, by and between the Company and Silicon Valley Bank.	8-K	001-39748	10.1	April 9, 2021

10.26	Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated June 4, 2021, by and between the Registrant and Silicon Valley Bank.	8-K	001-39748	10.1	June 8, 2021

10.27†	Google Exchange Integration Agreement, dated May 14, 2018, by and between the Registrant and Google Inc, as amended.	S-1	333-250077	10.14	November 13, 2020

10.28†	PubMatic Demand Partner Agreement, dated November 5, 2011, by and between the Registrant and The Trade Desk, Inc., as amended.	S-1	333-250077	10.15	November 13, 2020

10.29†	Yahoo Ad Exchange Agreement - Media Buyer, effective as of December 16, 2015, by and between the Registrant and Yahoo! Inc.	S-1	333-250077	10.16	November 13, 2020

10.30†	Sublease Agreement, dated as of October 20, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.1	November 10, 2021

10.31	First Amendment to Sublease Agreement, dated as of November 8, 2021, by and between PubMatic, Inc. and Chan Zuckerberg Initiative, LLC.	10-Q	001-39748	10.2	November 10, 2021

10.32*	Form of Tier 1 Retention Agreement.	S-1/A	333-250077	10.20	November 30, 2020

10.33*	Form of Tier 2 Retention Agreement.	S-1/A	333-250077	10.21	November 30, 2020

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Credit Agreement, dated as of October 17, 2022, by and among the Registrant, the lenders party thereto, and Silicon Valley Bank	8-K	001-39748	10.1	October 17, 2022

19.1	Insider Trading Policy.	10-K	001-39748	19.1	February 27, 2025

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback Policy.	10-K	001-39748	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Dated: February 26, 2026

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

Signature	Title	Date

/s/ Rajeev K. Goel	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Rajeev K. Goel

/s/ Steven Pantelick	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Steven Pantelick

/s/ Lisa Gimbel	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Lisa Gimbel

/s/ Susan Daimler	Director	February 26, 2026
Susan Daimler

/s/ Shelagh Glaser	Director	February 26, 2026
Shelagh Glaser

/s/ Amar K. Goel	Director	February 26, 2026
Amar K. Goel

/s/ Anton Hanebrink	Director	February 26, 2026
Anton Hanebrink

/s/ Ramon Jones	Director	February 26, 2026
Ramon Jones

/s/ Nick Mehta	Director	February 26, 2026
Nick Mehta

/s/ Jacob Shulman	Director	February 26, 2026
Jacob Shulman