Form 10-Q
period 2026-03-31
PubMatic, Inc.
filed 2026-05-07
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 38,180,751 shares of Class A common stock outstanding and 8,262,574 shares of Class B common stock outstanding.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$144,876	$145,518
Accounts receivable, net	336,904	358,240
Prepaid expenses and other current assets	22,397	18,889
Total current assets	504,177	522,647
Property, equipment and software - net	50,139	52,657
Operating lease right-of-use assets	36,267	38,149
Acquisition-related intangible assets, net	2,309	2,704
Goodwill	29,577	29,577
Deferred income tax asset	32,409	30,986
Other assets, non-current	4,563	3,475
TOTAL ASSETS	$659,441	$680,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$342,644	$343,619
Accrued liabilities	18,616	25,278
Operating lease liabilities, current	7,601	6,953
Total current liabilities	368,861	375,850
Operating lease liabilities, non-current	34,779	36,910
Other liabilities, non-current	4,801	4,846
TOTAL LIABILITIES	408,441	417,606
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of March 31, 2026 and December 31, 2025; No shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of March 31, 2026 and December 31, 2025; 51,752 shares issued and 38,297 shares outstanding as of March 31, 2026; 51,029 shares issued and 38,624 shares outstanding as of December 31, 2025; 1,000,000 Class B shares authorized as of March 31, 2026 and December 31, 2025; 11,403 shares issued and 8,263 shares outstanding as of March 31, 2026; 11,404 shares issued and 8,263 shares outstanding as of December 31, 2025	7	7
Treasury stock, at cost; 16,595 and 15,546 shares as of March 31, 2026 and December 31, 2025, respectively	(202,296)	(193,471)
Additional paid-in capital	330,962	321,062
Accumulated other comprehensive income (loss)	(86)	68
Retained earnings	122,413	134,923
TOTAL STOCKHOLDERS’ EQUITY	251,000	262,589
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$659,441	$680,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$62,567	$63,825
Cost of revenue	26,094	25,588
Gross profit	36,473	38,237
Operating expenses:
Technology and development	7,986	8,772
Sales and marketing	28,965	26,799
General and administrative	14,795	14,569
Total operating expenses	51,746	50,140
Operating loss	(15,273)	(11,903)
Interest income	1,215	1,593
Other expense, net	(1,053)	(1,014)
Loss before income taxes	(15,111)	(11,324)
Benefit from income taxes	(2,601)	(1,838)
Net loss	$(12,510)	$(9,486)

Basic net loss per share of Class A and Class B stock	$(0.27)	$(0.20)
Diluted net loss per share of Class A and Class B stock	$(0.27)	$(0.20)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	47,120	48,346
Diluted	47,120	48,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(12,510)	$(9,486)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	(22)
Net change in foreign currency translation adjustment	(154)	292
Comprehensive loss	$(12,664)	$(9,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	46,887	$7	$(193,471)	$321,062	$68	$134,923	$262,589
Stock-based compensation	—	—	—	9,423	—	—	9,423
Exercise of stock options	276	—	—	477	—	—	477
Repurchase of shares	(1,049)	—	(8,825)	—	—	—	(8,825)
Issuance of common stock related to RSU vesting	446	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(12,510)	(12,510)
Balance as of March 31, 2026	46,560	$7	$(202,296)	$330,962	$(86)	$122,413	$251,000

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
Stock-based compensation	—	—	—	10,604	—	—	10,604
Exercise of stock options	202	—	—	563	—	—	563
Repurchase of shares	(339)	—	(3,613)	—	—	—	(3,613)
Issuance of common stock related to RSU vesting	353	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,486)	(9,486)
Balance as of March 31, 2025	48,317	$6	$(150,409)	$286,471	$(366)	$139,899	$275,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(12,510)	$(9,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,988	11,676
Stock-based compensation	8,488	9,698
Deferred income taxes	(1,423)	(4,754)
Accretion of discount on marketable securities	—	(454)
Non-cash operating lease expense	1,840	1,928
Other	(676)	(223)
Changes in operating assets and liabilities:
Accounts receivable	21,335	75,691
Prepaid expenses and other assets	4,082	5,681
Accounts payable	(997)	(62,578)
Accrued liabilities	(11,382)	(11,287)
Operating lease liabilities	(1,444)	(590)
Other liabilities, non-current	(6)	319
Net cash provided by operating activities	17,295	15,621
INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	(1,441)
Capitalized software development costs	(6,579)	(6,880)
Purchases of marketable securities	—	(15,307)
Proceeds from maturities of marketable securities	—	13,559
Purchase of equity investment	(3,000)	—
Net cash used in investing activities	(9,590)	(10,069)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	477	563
Principal payments on finance lease obligations	(36)	(35)
Payments to acquire treasury stock	(8,500)	(5,000)
Net cash used in financing activities	(8,059)	(4,472)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354)	1,080
Effect of foreign exchange rates on cash and cash equivalents	(288)	279
CASH AND CASH EQUIVALENTS - Beginning of period	145,518	100,452
CASH AND CASH EQUIVALENTS - End of period	$144,876	$101,811
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,450	$885
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$935	$906
Property and equipment included in accounts payable and accrued liabilities	$34	$194
Capitalized software costs included in accounts payable and accrued liabilities	$657	$673
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
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, September 30, and December 31. References to fiscal year 2026, for example, refer to the fiscal year ending December 31, 2026.
Unaudited Interim Condensed Consolidated Financial Information
The unaudited condensed consolidated financial statements include the accounts of PubMatic, Inc. and its wholly owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the “Annual Report”).
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2026 may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Equity Investment
The Company holds strategic investments in privately held, non-marketable equity securities. The Company’s non-marketable equity investment is without a readily determinable fair value and therefore is accounted for using the measurement alternative. Non-marketable equity investments accounted for using the measurement alternative are recorded at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates.
The Company periodically reviews its non-marketable equity investments for impairment. When indicators of impairment exist and the estimated fair value of an investment is below its carrying amount, a write down of the investment to its fair value is recorded in other income (expense), net in the condensed consolidated statements of operations.

Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three months ended March 31, 2026 and 2025, no publisher represented more than 10% of the Company’s revenue. As of March 31, 2026, three buyers accounted for 32%, 16%, and 14%, respectively, of accounts receivable. As of December 31, 2025, three buyers accounted for 24%, 16%, and 14%, respectively, of accounts receivable.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses, beginning balance	$1,018	$1,018
Increase in provision for expected credit losses	—	—
Write-offs	—	—
Allowance for credit losses, ending balance	$1,018	$1,018
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets” ("ASU 2025-05"), which provides a practical expedient to measure credit losses on current accounts receivable. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$100,632	$—	$—	$100,632
Certificates of deposit	—	15,329	—	15,329
Cash equivalents	100,632	15,329	—	115,961
Equity investment	—	—	3,000	3,000
Non-current asset	—	—	3,000	3,000
Total financial assets	$100,632	$15,329	$3,000	$118,961

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$104,294	$—	$—	$104,294
Certificates of deposit	—	16,865	—	16,865
Cash equivalents	104,294	16,865	—	121,159
Total financial assets	$104,294	$16,865	$—	$121,159
The Company’s financial assets consist of Level 1, Level 2, and Level 3 assets. The Company classifies its cash equivalents within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Certain other assets are classified within Level 3 because factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.
Note 4 – Balance Sheet Components
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software	$94,577	$89,161
Network hardware, computer equipment and software	149,229	151,276
Leasehold improvements	7,568	7,553
Furniture and fixtures	2,531	2,534
Property, equipment and software, gross	253,905	250,524
Less: accumulated depreciation and amortization	(203,766)	(197,867)
Total property, equipment and software, net	$50,139	$52,657
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $3.5 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.
The Company capitalized $5.4 million and $6.1 million in software development costs during the three months ended March 31, 2026 and 2025, respectively. Amortization expense of internal-use software was $6.1 million and $5.5 million during the three months ended March 31, 2026 and 2025, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2026 and 2025, respectively.

Accounts Payable
Accounts payable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payable to publishers	$317,707	$319,482
Trade and other payables	24,937	24,137
Total accounts payable	$342,644	$343,619
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$11,427	$19,583
Accrued and other current liabilities	7,189	5,695
Total accrued liabilities	$18,616	$25,278
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
Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.0%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of March 31, 2026, the applicable interest rate under the revolving credit facility was 7.75%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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

The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of March 31, 2026, the Company has not drawn down on the credit facility.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2,510	$2,367
Finance lease cost	45	46
Total lease cost	$2,555	$2,413
As of March 31, 2026, a weighted average discount rate of 5.37% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 7.3 and 2.0 years, respectively, as of March 31, 2026.
As of March 31, 2026, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2026	$7,127	$115	$7,242
2027	9,879	158	10,037
2028	6,468	41	6,509
2029	4,862	—	4,862
2030	4,070	—	4,070
Thereafter	20,393	—	20,393
Total minimum lease payments	52,799	314	53,113
Less: imputed interest	(10,419)	(7)	(10,426)
Total present value of lease liabilities	$42,380	$307	$42,687

Note 7 – Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$5,591	$2,309
Total acquisition-related intangible assets	$7,900	$5,591	$2,309

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$5,196	$2,704
Total acquisition-related intangible assets	$7,900	$5,196	$2,704
The weighted average remaining useful life of developed technology was 1.5 years as of March 31, 2026. Amortization expense related to acquisition-related intangibles was $0.4 million for each of the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2026	$1,185
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$2,309
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the three months ended March 31, 2026, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Letters of Credit
As of March 31, 2026 and December 31, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.2 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively.
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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (as amended, the “2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2024 Repurchase Program Extension”) in addition to the $75 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2025. In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. As of March 31, 2026, $85.1 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the three months ended March 31, 2026, the Company repurchased 1,048,650 aggregate shares of Class A common stock for $8.8 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program, as amended, is scheduled to terminate on December 31, 2026.
Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”) performance awards, and stock bonus awards. As of March 31, 2026, the Company has reserved 1,976,849 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.

Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,788	$12.26	5.67	$19,475
Options granted	485	6.29
Options exercised	(276)	1.73
Options canceled	(56)	15.49
Options expired	(1)	21.34
Outstanding as of March 31, 2026	7,940	$12.24	5.76	$16,412
Vested and exercisable as of March 31, 2026	5,928	$11.86	4.82	$15,532
As of March 31, 2026, unrecognized stock-based compensation of $14.7 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 2.17 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,677	$15.85
Granted	3,210	6.34
Vested	(446)	19.63
Canceled or forfeited	(238)	14.73
Unvested as of March 31, 2026	6,203	$10.70
As of March 31, 2026, unrecognized stock-based compensation of $58.6 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.74 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of March 31, 2026, the Company has reserved 2,021,029 shares of its common stock for issuance under the ESPP.
As of March 31, 2026, $0.9 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the three months ended March 31, 2026 and 2025, no shares of our Class A common stock were purchased under the ESPP.
As of March 31, 2026, unrecognized stock-based compensation expense related to the ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of 0.40 years.

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$384	$474
Technology and development	1,029	1,585
Sales and marketing	3,057	3,463
General and administrative	4,018	4,176
Total stock-based compensation expense	$8,488	$9,698
Note 10 – Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(12,510)	$(9,486)
Denominator:
Weighted average shares outstanding – basic and diluted	47,120	48,346
Net loss per share – basic and diluted	$(0.27)	$(0.20)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	4,770	4,162
Unvested restricted stock units	1,823	1,062
Total common stock equivalents excluded from net loss per share – diluted	6,593	5,224
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has determined the historical method would not provide a reliable estimate for the fiscal three months ended March 31, 2026. Therefore, the discrete effective tax rate method has been used to calculate taxes for the fiscal three months ended March 31, 2026.
The Company recorded a benefit from income taxes of $2.6 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
The effective income tax rate was 17% and 16% for the three months ended March 31, 2026 and 2025, respectively. The benefit from income taxes for the three months ended March 31, 2026 was related to tax benefits from research tax credits, deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
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
The primary measure of segment profit or loss is consolidated net loss as presented below and is used by the CODM for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers accountable for operations, operating results beyond revenue, or plans for levels or components below the consolidated unit level. Accordingly, the Company has one single reporting segment.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$62,567	$63,825
Less:
Employee compensation[1]	47,574	47,557
Depreciation and amortization expense	9,988	11,676
Other segment items[2]	20,278	16,495
Operating loss	(15,273)	(11,903)

Other income (expense)
Interest income	1,215	1,593
Other income (expense), net	(1,053)	(1,014)
Loss before income taxes	(15,111)	(11,324)
Benefit from income taxes	(2,601)	(1,838)
Segment net loss	$(12,510)	$(9,486)
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.
Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$33,451	$38,133
EMEA	20,951	18,848
APAC	6,859	5,382
Rest of the world	1,306	1,462
Total	$62,567	$63,825
No other country besides the United States represented more than ten percent of total revenue during the three months ended March 31, 2026 and 2025.

The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	March 31, 2026	December 31, 2025
United States	$75,288	$78,203
Rest of the world	11,118	12,603
Total	$86,406	$90,806
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.6 million and $0.5 million in matching contributions to the 401(k) Plan for the three months ended March 31, 2026 and 2025, respectively.

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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).
Overview
We are an independent, artificial intelligence-powered advertising technology company that delivers digital advertising performance. Our mission is to fuel the endless potential of internet content creators and to enable a thriving, advertisement-funded digital ecosystem where global audiences can gain free or affordable access to information and entertainment.
Our integrated technology platform connects buyers, publishers, data providers, and commerce media networks on a single, unified platform, to deliver advertising performance, control, transparency and efficiency. Our platform empowers the world’s leading digital content creators (which we collectively refer to as “publishers”) to maximize monetization of their advertising inventory and audiences and provides control and transparency to groups that include advertisers, agencies, agency trading desks, and demand side platforms (“DSPs”) (which we collectively refer to as “buyers”).
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
Additionally, recent macroeconomic uncertainty, including impacts from the ongoing conflict in the Middle East and resulting disruption to international trade and energy markets, adopted or proposed changes in the trade policies and tariff rates of the United States and international trade partners, slowing domestic growth, economic recession concerns, interest rate fluctuations, volatility in domestic and international equity and debt markets, foreign currency fluctuation and weakening of the U.S. Dollar, and persistent inflation in the U.S. and other markets globally, continue to create economic volatility and dislocation in the capital and credit markets in the U.S. and globally. A prolonged disruption to global trade, whatever the source, could dampen advertiser budgets, increase operating costs, reduce consumer spending, and adversely affect economic conditions in the markets in which we operate, including North America, Europe, and Asia. Escalating geopolitical tensions and volatility, including in the Middle East, could compound these effects by disrupting energy markets, global supply chains, and general consumer and business confidence. To date, we have not observed material impacts in our business or outlook, but we intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.
See “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the risks related to inflation, volatile interest rates, foreign currency fluctuations and general macroeconomic uncertainty on our business.
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$62,567	$63,825
Operating loss	$(15,273)	$(11,903)
Net loss	$(12,510)	$(9,486)
Adjusted EBITDA(1)	$2,588	$8,457
Net cash provided by operating activities	$17,295	$15,621
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures.”

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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 96% for the trailing twelve months ended March 31, 2026, and 102% for the trailing twelve months ended March 31, 2025.
Expansion of SPO Agreements and Activate
We work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for six years and SPO represented approximately 56% of total activity for the three months ended March 31, 2026.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 731 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.

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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In March 2026, our platform processed approximately 1 trillion ad impressions daily, each in a fraction of a second.
Key Components of Our Results of Operations
Revenue
Our platform and suite of solutions serve four primary customer types: publishers, buyers, data partners and curators, and retail and commerce media participants. Through these customers, we generate revenue from the use of our platform for the purchase and sale of digital advertising inventory and value-added features and functionality. Value-added features and functionality include Connect, our solution that provides additional data and insights to buyers, Activate, which allows buyers to execute direct deals on our platform across our publisher inventory, and OpenWrap, our header bidding solution. These solutions, among many others, are sold separately from or in conjunction with use of our platform.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$62,567	$63,825
Cost of revenue(1)	26,094	25,588
Gross profit	36,473	38,237
Operating expenses(1):
Technology and development	7,986	8,772
Sales and marketing	28,965	26,799
General and administrative	14,795	14,569
Total operating expenses	51,746	50,140
Operating loss	(15,273)	(11,903)
Interest income	1,215	1,593
Other income (expense), net	(1,053)	(1,014)
Loss before income taxes	(15,111)	(11,324)
Benefit from income taxes	(2,601)	(1,838)
Net loss	$(12,510)	$(9,486)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$384	$474
Technology and development	1,029	1,585
Sales and marketing	3,057	3,463
General and administrative	4,018	4,176
Total stock-based compensation expense	$8,488	$9,698

	Three Months Ended March 31,
	2026	2025
	(as percentage of revenue)
Revenue	100%	100%
Cost of revenue	42	40
Gross profit	58	60
Operating expenses:
Technology and development	13	14
Sales and marketing	46	42
General and administrative	24	23
Total operating expenses	83	79
Operating loss	(25)	(19)
Interest income	2	2
Other income (expense), net	(1)	(1)
Loss before income taxes	(24)	(18)
Benefit from income taxes	(4)	(3)
Net loss	(20)%	(15)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$62,567	$63,825	$(1,258)	(2)%
Cost of revenue	26,094	25,588	506	2%
Gross profit	$36,473	$38,237	$(1,764)	(5)%
Gross profit margin	58%	60%
Revenue for the three months ended March 31, 2026 decreased by $1.3 million, or (2)%, compared to the three months ended March 31, 2025. Our revenues were primarily driven by impressions processed on our platform, new revenue streams, and growth in customer relationships. These increases were negatively impacted by platform changes implemented by one of our DSP buyers in the second half of 2025, resulting in a year over year decline in revenues.
As of March 31, 2026, we served approximately 1,970 publishers and app developers worldwide on our platform, compared to approximately 1,950 publishers and app developers worldwide as of March 31, 2025. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
We expect our revenues to be affected by macroeconomic conditions for the remainder of 2026, and will continue to be impacted by the platform changes implemented by one of our buyers in 2025 in the near term. The magnitude of these impacts on our future revenues is difficult to predict.
Cost of revenue increased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $2.0 million increase in data center costs, offset by a $1.5 million decrease in depreciation and amortization. Overall, our cost of revenue per million impressions processed for the three months ended March 31, 2026 decreased by approximately 19% compared to the three months ended March 31, 2025.
Our gross margin of 58% for the three months ended March 31, 2026 decreased compared to 60% for the three months ended March 31, 2025, primarily due to a decrease in revenue.
We expect the cost of revenue to be higher in 2026 compared to 2025 in absolute dollars as we continue to support our data centers. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels and the volume of transactions we process supporting those revenues, and the timing and amounts of depreciation and amortization of equipment and software.

Technology and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Technology and development	$7,986	$8,772	$(786)	(9)%
Percent of revenue	13%	14%
The decrease in technology and development costs for the three months ended March 31, 2026 was primarily due to a decrease of $1.5 million in personnel costs, offset by a $0.7 million decrease in capitalized internal-use software costs.
We expect technology and development expenses to be flat in 2026 compared to 2025 in absolute dollars.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$28,965	$26,799	$2,166	8%
Percent of revenue	46%	42%
Sales and marketing costs for the three months ended March 31, 2026 increased primarily due to a $2.4 million increase in personnel costs.
We expect sales and marketing expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to additional headcount investments and marketing programs.
General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,795	$14,569	$226	2%
Percent of revenue	24%	23%
General and administrative expense increased for the three months ended March 31, 2026 primarily due to a $0.7 million increase in professional services, offset by a $0.4 million decrease in personnel costs.
We expect general and administrative expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to additional professional services.
Total Other Income (Expense), net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$1,215	$1,593
Other income (expense), net	(1,053)	(1,014)
Total other income (expense), net	$162	$579	$(417)	(72)%
Total other income (expense), net decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 mainly due to the decrease in interest rates and a decrease in holdings in marketable securities.

Benefit From Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Benefit from income taxes	$(2,601)	$(1,838)	$(763)	42%
The difference between the effective tax rate for the three months ended March 31, 2026 of 17% and the federal statutory income tax rate of 21% was related to tax benefits from research tax credits and deductions for equity awards, partially offset by nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers’ compensation. The difference between the effective income tax rate of 16% for the three months ended March 31, 2025 and the federal statutory income tax rate of 21% was related to the tax benefits from foreign-derived intangible income (FDII), research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating loss, net cash provided by operating activities, and net loss, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net loss adjusted for stock-based compensation expense, depreciation and amortization, litigation related expenses, interest income, and benefit from income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(12,510)	$(9,486)
Add back (deduct):
Stock-based compensation	8,488	9,698
Depreciation and amortization	9,988	11,676
Litigation related expenses(1)	438	—
Interest income	(1,215)	(1,593)
Benefit from income taxes	(2,601)	(1,838)
Adjusted EBITDA	$2,588	$8,457
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of March 31, 2026, we had cash and cash equivalents of $144.9 million and net working capital, consisting of current assets less current liabilities, of $135.3 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program which was to terminate as of December 31, 2024 (as amended, the “2023 Repurchase Program”). In February 2024, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2025 (the “2024 Repurchase Program Extension”). In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. During the three months ended March 31, 2026, we repurchased 1,048,650 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $8.8 million. As of March 31, 2026, $85.1 million remained available for future share repurchases under the 2023 Repurchase Program.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$17,295	$15,621
Net cash used in investing activities	(9,590)	(10,069)
Net cash used in financing activities	(8,059)	(4,472)
Effect of foreign currency on cash	(288)	279
Net increase (decrease) in cash and cash equivalents	$(642)	$1,359

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
For the three months ended March 31, 2026, net cash provided by operating activities of $17.3 million resulted primarily from adjustments for non-cash expenses of $18.2 million, including $10.0 million for depreciation and amortization and $8.5 million for stock-based compensation, a decrease in accounts receivable of $21.3 million, a decrease in prepaid expenses and other assets of $4.1 million, offset by a net loss of $12.5 million, a decrease in accounts payable of $1.0 million, and a decrease in accrued liabilities of $11.4 million.
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
For the three months ended March 31, 2026, net cash used in investing activities was $9.6 million, primarily due to the purchase of a non-marketable equity investment of $3.0 million and $6.6 million of investments in capitalized internal use software.
For the three months ended March 31, 2025, net cash used in investing activities was $10.1 million, consisting of $1.4 million in purchases of property and equipment (primarily data center infrastructure), $6.9 million of investments in capitalized internal use software, and a net increase in investments of marketable securities of $1.7 million.
Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities of $8.1 million was primarily due to purchases of treasury stock of $8.5 million, offset by $0.5 million in proceeds from stock option exercises.
For the three months ended March 31, 2025, net cash used in financing activities of $4.5 million was primarily due to purchases of treasury stock of $5.0 million, including the prepayment of funds for future purchases of approximately $1.4 million, offset by proceeds from employee stock option exercises of $0.6 million
Contractual Obligations and Future Cash Requirements
Our principal contractual obligations consist of non-cancelable leases for our various facilities. In certain cases, the terms of the lease agreements provide for rental payments that increase over time.
There were no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
As of March 31, 2026, we had $6.5 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $144.9 million as of March 31, 2026, which consisted of bank deposits, money market accounts, and time deposits. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of March 31, 2026. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our buyer contracts have been denominated in U.S. Dollars while our publisher contracts have been primarily denominated in U.S. Dollars as well as the Euro, British Pound, and Australian Dollar. Additionally, our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee, British Pound, and Euro. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to India Rupee exchange rate could result in a change of $0.5 million in our operating loss for the three months ended March 31, 2026. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $0.6 million in our operating loss for the three months ended March 31, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. The Company’s business, operations, financial results, and our stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. When any one or more of these risks materialize from time to time, such developments could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. These disclosures reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to Our Business, Results of Operations and Growth
Our revenue and results of operations are highly dependent on the overall demand for advertising.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective publishers and buyers. In recent years, macroeconomic factors such as general economic volatility, recessionary fears, inflation, volatile interest rates and softening demand in certain verticals caused some advertisers to reduce their advertising budgets. Such macroeconomic factors, as well as broader economic downturns, recessions, transnational trade wars or disruptions, inflation, further volatility in interest rates or foreign exchange rates or any supply chain disruptions, changes in the tax treatment of advertising expenses, or general financial uncertainty in North America, Europe, and Asia, where we do most of our business; could adversely affect our business, results of operations, and financial condition. In addition, the conflict in Ukraine and the resumption of the conflict in Israel could cause unpredictable economic effects in Europe and EMEA, including potentially softening general consumer demand. Additionally, the imposition of significant tariffs and retaliatory trade measures by the United States and its trading partners, and any resulting trade war or prolonged disruption to global trade flows, could dampen advertiser budgets, increase operating costs, reduce consumer spending, and adversely affect economic conditions in the markets in which we operate, including North America, Europe, and Asia. Escalating geopolitical tensions, including in the Middle East, could compound these effects by disrupting energy markets, global supply chains, and general consumer and business confidence. Such conflicts may increase costs of labor and other items impacting our cost of revenue, and these factors and potential others may do so in the future. Reductions in overall advertising spending due to these factors or other factors could make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.

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
•changes in buyer bidding algorithms, including the deployment of artificial intelligence or automated optimization technologies by buyers that reduce the volume or value of impressions purchased through our platform;
•disruption to the digital advertising ecosystem driven by artificial intelligence, including the displacement of traditional programmatic advertising channels or reduction in open-web publisher traffic resulting from AI-powered search features or large language model-based services;
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

Risks Related to Artificial Intelligence and Machine Learning
We rely on machine learning and artificial intelligence technologies that may produce inaccurate or biased outputs, and our models may become less effective over time.
Our core platform operations, including real-time bidding, auction optimization, yield management, and audience targeting, depend on machine learning and artificial intelligence technologies that require large volumes of high-quality data. These models may produce inaccurate, incomplete, biased, or otherwise flawed outputs. If our training data contains errors, biases, or inconsistencies, or if market conditions, consumer behavior, or buyer and publisher dynamics change in ways not reflected in our historical training data, our models may perform below expectations. Poor model performance could result in suboptimal auction outcomes for our publishers and buyers, degraded platform competitiveness, loss of customer trust, and revenue decline. Our model validation and monitoring procedures may not detect all failures or performance degradation in a timely manner, particularly under novel or unanticipated conditions. Retraining or replacing models could be costly and time-consuming. Additionally, if our AI systems produce or inform decisions that are perceived as biased or unfair, we could face reputational harm, legal liability, or regulatory action. Any of these outcomes could adversely affect our business, results of operations, and financial condition.
Generative artificial intelligence and AI-powered search features may reduce open-web publisher traffic and disrupt the programmatic advertising ecosystem.
Generative artificial intelligence technologies, including AI-powered search features, large language model-based assistants, and agentic AI systems, may reduce the volume of user traffic directed to publisher websites by providing direct answers to user queries and bypassing traditional web navigation. As publishers experience traffic declines resulting from AI-mediated content consumption, the volume and value of advertising inventory available on our platform may decrease. This risk is particularly acute for open-web publishers that rely on search-driven and algorithmically distributed traffic to monetize their content through programmatic advertising. Additionally, the emergence of AI agents—autonomous systems that act on behalf of consumers—could further disrupt traditional web browsing behavior and the programmatic advertising ecosystem in ways we cannot fully anticipate. If these shifts reduce advertiser and publisher reliance on programmatic supply-side platforms, we may be unable to develop alternative revenue streams or adapt our platform sufficiently to offset the disruption. Any such development could have a material adverse effect on our business, revenues, and results of operations.
Competition from companies with greater artificial intelligence capabilities may adversely affect our business and market position.
We compete with large technology platforms and other companies that have significantly greater resources to invest in artificial intelligence and machine learning capabilities. These competitors are deploying generative AI and advanced machine learning systems to build advertising solutions, expand closed ecosystems, and develop identity-independent targeting approaches that may reduce the value of independent supply-side platforms. If our competitors develop AI capabilities that are superior to ours, or if AI-driven consolidation accelerates buyer and publisher preferences for closed ecosystems or vertically integrated platforms, we could lose market share, experience pricing pressure, or face reduced demand for our services. Competition for engineers and data scientists with AI and machine learning expertise is intense, and our ability to attract and retain such talent is essential to our competitive position. If we are unable to develop, acquire, or retain competitive AI capabilities, our business, results of operations, and financial condition could be adversely affected.

Evolving laws and regulations governing artificial intelligence may impose significant compliance obligations and expose us to liability.
Regulatory frameworks governing the development and use of artificial intelligence are evolving rapidly across the United States, the European Union, and other jurisdictions in which we operate. In particular, the European Union’s Artificial Intelligence Act (“EU AI Act”) imposes obligations on providers and deployers of AI systems, with key provisions applicable to general-purpose AI and higher-risk applications taking effect on August 2, 2026. Compliance with the EU AI Act may require us to classify our AI systems, conduct conformity assessments, implement risk management and human oversight procedures, maintain technical documentation, and provide transparency to affected parties. Failure to comply could expose us to penalties of up to €15 million or 3% of worldwide annual turnover, as well as operational disruptions and reputational harm. In the United States, numerous states are considering or have enacted legislation governing AI systems, automated decision-making, and algorithmic transparency, and the regulatory landscape continues to evolve. The cost of compliance with AI regulations, individually and in the aggregate, may be substantial, and evolving requirements could require us to modify product design, data practices, or business operations in ways that are difficult to predict. Any failure to comply with applicable AI laws and regulations could adversely affect our business, financial condition, and results of operations.
The proliferation of AI-generated content may create brand safety risks and inventory quality challenges that adversely affect our business.
The rapid proliferation of AI-generated content across publisher websites presents emerging brand safety and inventory quality challenges. AI-generated content may contain inaccurate information, biases, or inappropriate material that advertisers may consider unsuitable for association with their brand. If advertisements served through our platform are placed alongside AI-generated content that harms an advertiser’s brand reputation, our customers may reduce their spending on our platform, seek alternative solutions, or pursue claims against us. Our ability to accurately identify and classify AI-generated content in real time as part of our inventory quality and brand safety processes is still developing, and we cannot guarantee that our detection and mitigation tools will be effective against all forms of AI-generated content. In addition, emerging regulatory requirements for the disclosure and labeling of AI-generated content may impose additional compliance obligations on us and our publisher customers. If we are unable to adequately address AI-generated content risks, our business, results of operations, and financial condition could be adversely affected.
Risk Related to our Operations
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (as amended, the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025. On May 7, 2025, our board of directors authorized a further increase and extension to the 2023 Repurchase Program, increasing the total amount authorized for repurchase from $175.0 million to $275.0 million and extending the 2023 Repurchase Program through December 31, 2026 (the “2025 Repurchase Program Extension”). As of March 31, 2026, we have repurchased approximately $189.9 million of our Class A common stock in aggregate under the 2023 Repurchase Program. Although our board of directors authorized the 2025 Repurchase Program Extension, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
In addition to the GDPR and ePrivacy Directive, the EU AI Act imposes further obligations on companies that develop or deploy AI systems that process personal data. Key provisions of the EU AI Act take effect on August 2, 2026, and may require us to document the data used to train and operate our AI and machine learning models, conduct assessments of AI system risks, implement human oversight mechanisms, and provide transparency to affected parties. These obligations intersect significantly with our existing GDPR compliance obligations and may require additional investment in compliance infrastructure, documentation, and personnel. Failure to comply with the EU AI Act could expose us to penalties of up to €15 million or 3% of worldwide annual turnover, reputational harm, or operational restrictions. As the EU AI Act is still being interpreted and guidance from regulators is developing, we cannot fully predict the compliance costs or operational impacts at this time.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 – January 31, 2026	—	$—	—	$93,903,451
February 1, 2026 – February 28, 2026	—	$—	—	$93,903,451
March 1, 2026 – March 31, 2026	1,048,650	$8.38	1,048,650	$85,114,274
Total	1,048,650		1,048,650

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 26, 2024, we announced the authorization of an additional $100 million under our share repurchase program for the repurchase of shares of our Class A common stock through December 31, 2025. On May 30, 2025, we announced the authorization of an additional $100 million under our 2023 Repurchase Program for the repurchase of shares of our Class A common stock through December 31, 2026. As of March 31, 2026, we had purchased approximately $189.9 million of our Class A common stock.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the first quarter of 2026, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Mukul Kumar (1)	President, Engineering	Terminated	3/3/2026	X (2)		104,000	7/17/2026
Mukul Kumar (1)	President, Engineering	Adopted	3/3/2026	X (2)		96,000	5/31/2027
Andrew Woods (3)	General Counsel	Adopted	3/4/2026	X (2)		91,016	7/30/2027
Rajeev Goel (3)	Chief Executive Officer	Adopted	3/5/2026	X (2)		1,223,706	7/30/2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1)Mr. Kumar modified his existing 10b5-1 plan on March 3, 2026. Pursuant to Rule 10b5-1(c)(1)(iv), the modification to Mr. Kumar's 10b5-1 plan is deemed a termination of his prior plan and an adoption of a new plan. Mr. Kumar is subject to a 90-day cooling off period following the deemed adoption of his new plan before any trading can commence under the modified plan.
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
(3)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holders RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.

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
Dated: May 7, 2026

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)