Form 10-Q
period 2026-06-30
PubMatic, Inc.
filed 2026-08-06
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had 37,303,647 shares of Class A common stock outstanding and 8,246,414 shares of Class B common stock outstanding.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$119,971	$145,518
Marketable securities	17,536	—
Accounts receivable, net	383,197	358,240
Prepaid expenses and other current assets	17,162	18,889
Total current assets	537,866	522,647
Property, equipment and software - net	58,528	52,657
Operating lease right-of-use assets	34,518	38,149
Acquisition-related intangible assets, net	1,914	2,704
Goodwill	29,577	29,577
Deferred income tax asset	32,128	30,986
Other assets, non-current	5,511	3,475
TOTAL ASSETS	$700,042	$680,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$390,046	$343,619
Accrued liabilities	24,230	25,278
Operating lease liabilities, current	7,842	6,953
Total current liabilities	422,118	375,850
Operating lease liabilities, non-current	32,795	36,910
Other liabilities, non-current	6,401	4,846
TOTAL LIABILITIES	461,314	417,606
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of June 30, 2026 and December 31, 2025; No shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of June 30, 2026 and December 31, 2025; 52,673 shares issued and 37,148 shares outstanding as of June 30, 2026; 51,029 shares issued and 38,624 shares outstanding as of December 31, 2025; 1,000,000 Class B shares authorized as of June 30, 2026 and December 31, 2025; 11,400 shares issued and 8,259 shares outstanding as of June 30, 2026; 11,404 shares issued and 8,263 shares outstanding as of December 31, 2025	7	7
Treasury stock, at cost; 18,666 and 15,546 shares as of June 30, 2026 and December 31, 2025, respectively	(223,977)	(193,471)
Additional paid-in capital	341,643	321,062
Accumulated other comprehensive income (loss)	(156)	68
Retained earnings	121,211	134,923
TOTAL STOCKHOLDERS’ EQUITY	238,728	262,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,042	$680,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$78,593	$71,095	$141,160	$134,920
Cost of revenue	25,877	26,612	51,971	52,200
Gross profit	52,716	44,483	89,189	82,720
Operating expenses:
Technology and development	9,148	9,116	17,134	17,888
Sales and marketing	26,130	25,200	55,095	51,999
General and administrative	16,859	15,628	31,654	30,197
Total operating expenses	52,137	49,944	103,883	100,084
Operating income (loss)	579	(5,461)	(14,694)	(17,364)
Interest income	1,213	1,379	2,428	2,972
Other income (expense), net	89	(1,988)	(964)	(3,002)
Income (loss) before income taxes	1,881	(6,070)	(13,230)	(17,394)
Provision for (benefit from) income taxes	3,083	(862)	482	(2,700)
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)

Basic net loss per share of Class A and Class B stock	$(0.03)	$(0.11)	$(0.29)	$(0.31)
Diluted net loss per share of Class A and Class B stock	$(0.03)	$(0.11)	$(0.29)	$(0.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	46,106	47,185	46,611	47,763
Diluted	46,106	47,185	46,611	47,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(4)	(9)	(4)	(31)
Net change in foreign currency translation adjustment	(66)	536	(220)	828
Comprehensive loss	$(1,272)	$(4,681)	$(13,936)	$(13,897)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	46,887	$7	$(193,471)	$321,062	$68	$134,923	$262,589
Stock-based compensation	—	—	—	9,423	—	—	9,423
Exercise of stock options	276	—	—	477	—	—	477
Repurchase of shares	(1,049)	—	(8,825)	—	—	—	(8,825)
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	—
Issuance of common stock related to RSU vesting	446	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(12,510)	(12,510)
Balance as of March 31, 2026	46,560	7	(202,296)	330,962	(86)	122,413	251,000
Stock-based compensation	—	—	—	9,220	—	—	9,220
Exercise of stock options	245	—	—	407	—	—	407
Repurchase of shares	(2,070)	—	(21,681)	—	—	—	(21,681)
Issuance of common stock related to employee stock purchase plan	137	—	—	1,054	—	—	1,054
Issuance of common stock related to RSU vesting	535	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(1,202)	(1,202)
Balance as of June 30, 2026	45,407	$7	$(223,977)	$341,643	$(156)	$121,211	$238,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
Stock-based compensation	—	—	—	10,604	—	—	10,604
Exercise of stock options	202	—	—	563	—	—	563
Repurchase of shares	(339)	—	(3,613)	—	—	—	(3,613)
Issuance of common stock related to RSU vesting	353	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,486)	(9,486)
Balance as of March 31, 2025	48,317	6	(150,409)	286,471	(366)	139,899	275,601
Stock-based compensation	—	—	—	10,674	—	—	10,674
Exercise of stock options	272	—	—	611	—	—	611
Repurchase of shares	(3,514)	—	(40,278)	—	—	—	(40,278)
Issuance of common stock related to employee stock purchase plan	136	—	—	1,357	—	—	1,357
Issuance of common stock related to RSU vesting	447	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	527	—	527
Net loss	—	—	—	—	—	(5,208)	(5,208)
Balance as of June 30, 2025	45,658	$6	$(190,687)	$299,113	$161	$134,691	$243,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(13,712)	$(14,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,995	23,537
Stock-based compensation	16,835	19,499
Deferred income taxes	(1,143)	(9,024)
Accretion of discount on marketable securities	(110)	(819)
Non-cash operating lease expense	3,591	3,710
Other	(305)	(278)
Changes in operating assets and liabilities:
Accounts receivable	(24,957)	41,412
Prepaid expenses and other assets	4,046	(340)
Accounts payable	36,558	(25,865)
Accrued liabilities	(1,738)	(5,559)
Operating lease liabilities	(3,188)	(1,328)
Other liabilities, non-current	1,633	275
Net cash provided by operating activities	37,505	30,526
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,966)	(2,781)
Capitalized software development costs	(10,171)	(11,180)
Purchases of marketable securities	(17,429)	(26,026)
Proceeds from maturities of marketable securities	—	39,859
Purchase of equity investments	(3,500)	—
Net cash used in investing activities	(34,066)	(128)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	1,054	1,357
Proceeds from exercise of stock options	884	1,174
Principal payments on finance lease obligations	(75)	(70)
Payments to acquire treasury stock	(30,500)	(43,649)
Net cash used in financing activities	(28,637)	(41,188)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,198)	(10,790)
Effect of foreign exchange rates on cash and cash equivalents	(349)	814
CASH AND CASH EQUIVALENTS - Beginning of period	145,518	100,452
CASH AND CASH EQUIVALENTS - End of period	$119,971	$90,476
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$2,119	$7,219
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$1,808	$1,779
Property and equipment included in accounts payable and accrued liabilities	$9,880	$1,212
Capitalized software costs included in accounts payable and accrued liabilities	$1,367	$1,517
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
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2026 may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.
Equity Investments
The Company holds strategic investments in privately held, non-marketable equity securities. The Company’s non-marketable equity investments are without a readily determinable fair value and therefore are accounted for using the measurement alternative. Non-marketable equity investments accounted for using the measurement alternative are recorded at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates.
The Company periodically reviews its non-marketable equity investments for impairment. When indicators of impairment exist and the estimated fair value of an investment is below its carrying amount, a write down of the investment to its fair value is recorded in other income (expense), net in the condensed consolidated statements of operations.

Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three and six months ended June 30, 2026 and 2025, no publisher represented more than 10% of the Company’s revenue. As of June 30, 2026, three buyers accounted for 29%, 15%, and 15%, respectively, of accounts receivable. As of December 31, 2025, three buyers accounted for 24%, 16%, and 14%, respectively, of accounts receivable.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning balance	$1,018	$1,018	$1,018	$1,018
Increase in provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Allowance for credit losses, ending balance	$1,018	$1,018	$1,018	$1,018
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual reporting periods on a prospective basis. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), simplifies the capitalization guidance by removing all references to prescriptive and sequential software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$63,434	$—	$—	$63,434
Commercial paper	—	7,560	—	7,560
Certificates of deposit	—	5,688	—	5,688
Cash equivalents	63,434	13,248	—	76,682
Commercial paper	—	17,536	—	17,536
Marketable securities	—	17,536	—	17,536
Equity investments	—	—	3,500	3,500
Non-current asset	—	—	3,500	3,500
Total financial assets	$63,434	$30,784	$3,500	$97,718

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$104,294	$—	$—	$104,294
Certificates of deposit	—	16,865	—	16,865
Cash equivalents	104,294	16,865	—	121,159
Total financial assets	$104,294	$16,865	$—	$121,159
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
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$17,539	$—	$(3)	$17,536
Total	$17,539	$—	$(3)	$17,536
There were no marketable securities as of December 31, 2025. The remaining contractual maturity of all marketable securities was within one year as of June 30, 2026. Realized gains and losses were not material for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, there were no securities that were in an unrealized loss position for more than twelve months.

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software	$99,751	$89,161
Network hardware, computer equipment and software	161,856	151,276
Leasehold improvements	7,583	7,553
Furniture and fixtures	2,427	2,534
Property, equipment and software, gross	271,617	250,524
Less: accumulated depreciation and amortization	(213,089)	(197,867)
Total property, equipment and software, net	$58,528	$52,657
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $3.6 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively, and $7.1 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.
The Company capitalized $5.2 million and $6.0 million in software development costs during the three months ended June 30, 2026 and 2025, respectively, and $10.6 million and $12.1 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense of internal-use software was $6.0 million and $5.7 million during the three months ended June 30, 2026 and 2025, respectively, and $12.1 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the six months ended June 30, 2026 and 2025.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payable to publishers	$351,543	$319,482
Trade and other payables	38,503	24,137
Total accounts payable	$390,046	$343,619
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$17,065	$19,583
Accrued and other current liabilities	7,165	5,695
Total accrued liabilities	$24,230	$25,278
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

Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of June 30, 2026, the applicable interest rate under the revolving credit facility was 7.75%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of June 30, 2026, the Company has not drawn down on the credit facility.
Following the SVB closure by the California Department of Financial Protection and Innovation on March 10, 2023, and its subsequent receivership by the Federal Deposit Insurance Corporation (“FDIC”), the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens”) acquired substantially all of the loans and certain other assets of the former SVB, and assumed all customer deposits and certain other liabilities of the former SVB. As such, First Citizens assumed SVB’s obligations under the Credit Agreement.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$2,541	$2,646	$5,051	$5,013
Finance lease cost	45	46	90	92
Total lease cost	$2,586	$2,692	$5,141	$5,105
As of June 30, 2026, a weighted average discount rate of 5.43% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 7.3 and 1.8 years, respectively, as of June 30, 2026.

As of June 30, 2026, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2026	$4,858	$77	$4,935
2027	9,871	158	10,029
2028	6,464	40	6,504
2029	4,855	—	4,855
2030	4,068	—	4,068
Thereafter	20,383	—	20,383
Total minimum lease payments	50,499	275	50,774
Less: imputed interest	(9,862)	(5)	(9,867)
Total present value of lease liabilities	$40,637	$270	$40,907
Note 7 – Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$5,986	$1,914
Total acquisition-related intangible assets	$7,900	$5,986	$1,914

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$5,196	$2,704
Total acquisition-related intangible assets	$7,900	$5,196	$2,704
The weighted average remaining useful life of developed technology was 1.25 years as of June 30, 2026. Amortization expense related to acquisition-related intangibles was $0.4 million for each of the three months ended June 30, 2026 and 2025, and $0.8 million for each of the six months ended June 30, 2026 and 2025.
As of June 30, 2026, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2026	$790
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$1,914
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the six months ended June 30, 2026, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Letters of Credit
As of June 30, 2026 and December 31, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.2 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively.

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
Executive Transition
In May 2026, the Company entered into a Transition and Amending Agreement with Paulina Klimenko, its then Chief Growth Officer, providing for her continued employment through a July 17, 2026 separation date. The agreement provides a bonus opportunity, prorated for 2026 performance, contingent on continued service through separation and execution of a general release, in lieu of severance under her prior retention agreement. No amounts were accrued under the agreement as of June 30, 2026.
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (as amended, the “2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2024 Repurchase Program Extension”) in addition to the $75 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2025. In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. As of June 30, 2026, $63.6 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the six months ended June 30, 2026, the Company repurchased 3,118,823 aggregate shares of Class A common stock for $30.3 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program, as amended, is scheduled to terminate on December 31, 2026.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance awards, and stock bonus awards. As of June 30, 2026, the Company has reserved 4,713,401 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,788	$12.26	5.67	$19,475
Options granted	485	6.29
Options exercised	(521)	1.70
Options canceled	(404)	12.90
Options expired	(4)	14.36
Outstanding as of June 30, 2026	7,344	$12.58	5.41	$29,310
Vested and exercisable as of June 30, 2026	5,838	$12.27	4.68	$27,382
As of June 30, 2026, unrecognized stock-based compensation of $11.3 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 1.95 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,677	$15.85
Granted	3,448	6.64
Vested	(981)	15.90
Canceled or forfeited	(520)	12.67
Unvested as of June 30, 2026	5,624	$10.52
As of June 30, 2026, unrecognized stock-based compensation of $51.2 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.57 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of June 30, 2026, the Company has reserved 2,352,578 shares of its common stock for issuance under the ESPP.
As of June 30, 2026, $0.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the six months ended June 30, 2026 and 2025, 137,316 and 136,438 shares of our Class A common stock were purchased under the ESPP, respectively.
As of June 30, 2026, unrecognized stock-based compensation expense related to the ESPP was $0.8 million, which is expected to be recognized over a weighted-average period of 0.87 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$357	$474	$741	$948
Technology and development	1,055	1,628	2,084	3,213
Sales and marketing	2,605	3,465	5,662	6,928
General and administrative	4,330	4,234	8,348	8,410
Total stock-based compensation expense	$8,347	$9,801	$16,835	$19,499
Note 10 – Net Loss Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
Denominator:
Weighted average shares outstanding – basic and diluted	46,106	47,185	46,611	47,763
Net loss per share – basic and diluted	$(0.03)	$(0.11)	$(0.29)	$(0.31)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	4,346	4,599	4,558	4,381
Unvested restricted stock units	591	2,490	1,207	1,776
Total common stock equivalents excluded from net loss per share – diluted	4,937	7,089	5,765	6,157

Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has determined the historical method would not provide a reliable estimate for the fiscal six months ended June 30, 2026. Therefore, the discrete effective tax rate method has been used to calculate taxes for the fiscal six months ended June 30, 2026.
The Company recorded a provision for income taxes of $3.1 million and a benefit from income taxes of $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and a provision for income taxes of $0.5 million and a benefit from income taxes of $2.7 million for the six months ended June 30, 2026 and 2025, respectively.
The effective income tax rate was 164% and 14% for the three months ended June 30, 2026 and 2025, respectively, and (4)% and 16% for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes for the six months ended June 30, 2026 is primarily related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits and deductions for equity awards.
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
Note 12 – Segment and Geographical Information
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$78,593	$71,095	$141,160	$134,920
Less:
Employee compensation[1]	48,677	48,575	96,251	96,132
Depreciation and amortization expense	10,007	11,861	19,995	23,537
Other segment items[2]	19,330	16,120	39,608	32,615
Operating income (loss)	579	(5,461)	(14,694)	(17,364)

Other income (expense)
Interest income	1,213	1,379	2,428	2,972
Other income (expense), net	89	(1,988)	(964)	(3,002)
Income (loss) before income taxes	1,881	(6,070)	(13,230)	(17,394)
Provision for (benefit from) income taxes	3,083	(862)	482	(2,700)
Segment net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.

Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$41,564	$39,354	$75,015	$77,487
EMEA	24,985	24,029	45,936	42,877
APAC	10,322	6,258	17,181	11,640
Rest of the world	1,722	1,454	3,028	2,916
Total	$78,593	$71,095	$141,160	$134,920
No other country besides the United States represented more than ten percent of total revenue during the three and six months ended June 30, 2026 and 2025.
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2026	December 31, 2025
United States	$81,043	$78,203
Rest of the world	12,003	12,603
Total	$93,046	$90,806
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $0.9 million in matching contributions to the 401(k) Plan for each of the six months ended June 30, 2026 and 2025.
Note 14 – Subsequent Event
On August 6, 2026, the Company announced the future planned retirement of Steven Pantelick, its Chief Financial Officer. Additional information regarding this transition is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2026.

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
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$78,593	$71,095	$141,160	$134,920
Operating income (loss)	$579	$(5,461)	$(14,694)	$(17,364)
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
Adjusted EBITDA(1)	$19,616	$14,213	$22,204	$22,670
Net cash provided by operating activities	$20,210	$14,905	$37,505	$30,526
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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 98% for the trailing twelve months ended June 30, 2026, and 102% for the trailing twelve months ended June 30, 2025.
Expansion of SPO Agreements and Activate
We work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for six years and SPO represented over 55% of total activity for the three months ended June 30, 2026.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 764 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.

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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In June 2026, our platform processed approximately 1.0 trillion ad impressions daily, each in a fraction of a second.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$78,593	$71,095	$141,160	$134,920
Cost of revenue(1)	25,877	26,612	51,971	52,200
Gross profit	52,716	44,483	89,189	82,720
Operating expenses(1):
Technology and development	9,148	9,116	17,134	17,888
Sales and marketing	26,130	25,200	55,095	51,999
General and administrative	16,859	15,628	31,654	30,197
Total operating expenses	52,137	49,944	103,883	100,084
Operating income (loss)	579	(5,461)	(14,694)	(17,364)
Interest income	1,213	1,379	2,428	2,972
Other income (expense), net	89	(1,988)	(964)	(3,002)
Income (loss) before income taxes	1,881	(6,070)	(13,230)	(17,394)
Provision for (benefit from) income taxes	3,083	(862)	482	(2,700)
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$357	$474	$741	$948
Technology and development	1,055	1,628	2,084	3,213
Sales and marketing	2,605	3,465	5,662	6,928
General and administrative	4,330	4,234	8,348	8,410
Total stock-based compensation expense	$8,347	$9,801	$16,835	$19,499

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	33	37	37	39
Gross profit	67	63	63	61
Operating expenses:
Technology and development	12	13	12	13
Sales and marketing	33	35	39	39
General and administrative	21	22	22	22
Total operating expenses	66	70	73	74
Operating income (loss)	1	(7)	(10)	(13)
Interest income	2	2	2	2
Other income (expense), net	—	(3)	(1)	(2)
Income (loss) before income taxes	3	(8)	(9)	(13)
Provision for (benefit from) income taxes	4	(1)	1	(2)
Net loss	(1)%	(7)%	(10)%	(11)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$78,593	$71,095	$7,498	11%
Cost of revenue	25,877	26,612	(735)	(3)%
Gross profit	$52,716	$44,483	$8,233	19%
Gross profit margin	67%	63%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$141,160	$134,920	$6,240	5%
Cost of revenue	51,971	52,200	(229)	—%
Gross profit	$89,189	$82,720	$6,469	8%
Gross profit margin	63%	61%
Revenue for the three months ended June 30, 2026 increased by $7.5 million, or 11%, compared to the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 increased by $6.2 million, or 5%, compared to the six months ended June 30, 2025. Our revenues were primarily driven by an increase in impressions processed on our platform including CTV and mobile app, emerging revenue streams, and growth in customer relationships.
As of June 30, 2026, we served approximately 2,000 publishers and app developers worldwide on our platform, compared to approximately 1,960 publishers and app developers worldwide as of June 30, 2025. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
For the remainder of the year, we expect revenue growth to continue primarily due to CTV, mobile app and emerging revenue streams.
Cost of revenue decreased $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a $1.7 million decrease in depreciation and amortization and a decrease of $0.2 million in professional services, offset by a $1.4 million increase in data center costs. Overall, our cost of revenue per million impressions processed for the three months ended June 30, 2026 decreased by approximately 18% compared to the three months ended June 30, 2025.

Cost of revenue decreased $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a $3.2 million decrease in depreciation and amortization and a $0.2 million decrease in facilities, offset by an increase of $3.4 million in data center costs.
Our gross margin of 67% for the three months ended June 30, 2026 increased compared to 63% for the three months ended June 30, 2025, and our gross margin of 63% for the six months ended June 30, 2026 increased compared to 61% for the six months ended June 30, 2025 primarily due to an increase in revenue.
We expect the cost of revenue to be higher in 2026 compared to 2025 in absolute dollars as we continue to invest in revenue driving business initiatives. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels, and the timing and amounts of depreciation and amortization of equipment and software.
Technology and Development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Technology and development	$9,148	$9,116	$32	—%
Percent of revenue	12%	13%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Technology and development	$17,134	$17,888	$(754)	(4)%
Percent of revenue	12%	13%
The increase in technology and development costs for the three months ended June 30, 2026 was not material.
The decrease in technology and development costs for the six months ended June 30, 2026 was primarily due to a decrease of $2.3 million in personnel costs, offset by a $1.5 million decrease in capitalized internal-use software costs.
We expect technology and development expenses to increase in 2026 compared to 2025 in absolute dollars, primarily due to investment in technological innovation.
Sales and Marketing

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$26,130	$25,200	$930	4%
Percent of revenue	33%	35%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$55,095	$51,999	$3,096	6%
Percent of revenue	39%	39%
Sales and marketing costs for the three months ended June 30, 2026 increased primarily due to a $0.8 million increase in personnel costs.
Sales and marketing costs for the six months ended June 30, 2026 increased primarily due to a $2.6 million increase in personnel costs and a $0.6 million increase in facilities.
We expect sales and marketing expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to additional headcount investments..

General and Administrative

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,859	$15,628	$1,231	8%
Percent of revenue	21%	22%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$31,654	$30,197	$1,457	5%
Percent of revenue	22%	22%
General and administrative expense increased for the three months ended June 30, 2026 primarily due to a $0.7 million increase in business taxes and a $0.3 million increase in personnel costs.
General and administrative expense increased for the six months ended June 30, 2026 primarily due to a $1.0 million increase in professional services and a $0.7 million increase in business taxes.
We expect general and administrative expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to professional services and employee compensation.
Total Other Income (Expense), net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$1,213	$1,379
Other income (expense), net	89	(1,988)
Total other income (expense), net	$1,302	$(609)	$1,911	(314)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$2,428	$2,972
Other income (expense), net	(964)	(3,002)
Total other income (expense), net	$1,464	$(30)	$1,494	(4,980)%
Total other income (expense), net increased for the three months ended June 30, 2026 primarily due to foreign currency fluctuations.
Total other income (expense), net increased for the six months ended June 30, 2026 primarily due to foreign currency fluctuations.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$3,083	$(862)	$3,945	(458)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$482	$(2,700)	$3,182	(118)%
The difference between the effective tax rate for the three months ended June 30, 2026 of 164% and the federal statutory income tax rate of 21% was related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits and deductions for equity awards. The effective income tax rate of 14% for the three months ended June 30, 2025 was related to the tax benefits from foreign-derived intangible income (FDII), research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
The difference between the effective tax rate for the six months ended June 30, 2026 of (4)% and the federal statutory income tax rate of 21% was related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits, deductions for equity awards. The effective income tax rate of 16% for the six months ended June 30, 2025 was related to the tax benefits from FDII, research tax credits, and deductions for equity awards, partially offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), including, in particular, operating income (loss), net cash provided by operating activities, and net loss, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We define Adjusted EBITDA as net loss adjusted for stock-based compensation expense, depreciation and amortization, litigation related expenses, interest income, and provision for (benefit from) income taxes.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(1,202)	$(5,208)	$(13,712)	$(14,694)
Add back (deduct):
Stock-based compensation	8,347	9,801	16,835	19,499
Depreciation and amortization	10,007	11,861	19,995	23,537
Litigation related expenses(1)	594	—	1,032	—
Interest income	(1,213)	(1,379)	(2,428)	(2,972)
Provision for (benefit from) income taxes	3,083	(862)	482	(2,700)
Adjusted EBITDA	$19,616	$14,213	$22,204	$22,670
_______________
(1)Litigation related expenses represents external legal fees and other expenses, net of insurance recoveries, associated with pending litigation that arose outside of the ordinary course of business. These costs relate to a discrete matter, and are not representative of our underlying operating performance. We do not adjust for legal expenses incurred in our ordinary course of business.
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $137.5 million and net working capital, consisting of current assets less current liabilities, of $115.7 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities, and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program which was to terminate as of December 31, 2024 (as amended, the “2023 Repurchase Program”). In February 2024, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2025 (the “2024 Repurchase Program Extension”). In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. During the six months ended June 30, 2026, we repurchased 3,118,823 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $30.3 million. As of June 30, 2026, $63.6 million remained available for future share repurchases under the 2023 Repurchase Program.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$37,505	$30,526
Net cash used in investing activities	(34,066)	(128)
Net cash used in financing activities	(28,637)	(41,188)
Effect of foreign currency on cash	(349)	814
Net decrease in cash and cash equivalents	$(25,547)	$(9,976)

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
For the six months ended June 30, 2026, net cash provided by operating activities of $37.5 million resulted primarily from adjustments for non-cash expenses of $38.9 million, including $20.0 million for depreciation and amortization and $16.8 million for stock-based compensation, an increase in accounts payable of $36.6 million, and a decrease in prepaid expenses and other assets of $4.0 million, offset by a net loss of $13.7 million, an increase in accounts receivable of $25.0 million, and a decrease in accrued liabilities of $1.7 million.
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
For the six months ended June 30, 2026, net cash used in investing activities was $34.1 million, primarily due to the purchase of non-marketable equity investments of $3.5 million, $10.2 million of investments in capitalized internal use software, and net purchases in investments of marketable securities of $17.4 million.
For the six months ended June 30, 2025, net cash used in investing activities was $0.1 million, consisting of $2.8 million in purchases of property and equipment (primarily data center infrastructure) and $11.2 million of investments in capitalized internal use software, offset by a net increase in investments of marketable securities of $13.8 million.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities of $28.6 million was primarily due to purchases of treasury stock of $30.5 million, offset by $0.9 million in proceeds from stock option exercises and proceeds from the ESPP of $1.1 million.
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
As of June 30, 2026, we had $8.1 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $120.0 million and marketable securities of $17.5 million as of June 30, 2026, which consisted of bank deposits, money market accounts, time deposits, and commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of June 30, 2026. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our buyer contracts have been denominated in U.S. Dollars while our publisher contracts have been primarily denominated in U.S. Dollars as well as the Euro, British Pound, and Australian Dollar. Additionally, our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee, British Pound, and Euro. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to Indian Rupee exchange rate could result in a change of $1.0 million in our operating loss for the six months ended June 30, 2026. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.3 million in our operating loss for the six months ended June 30, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. The Company’s business, operations, financial results, and our stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. When any one or more of these risks materialize from time to time, such developments could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. These disclosures reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Except as set forth in our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 7, 2026, there are no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 – April 30, 2026	591,268	$8.98	591,268	$79,804,914
May 1, 2026 – May 31, 2026	846,885	$10.42	846,885	$70,979,942
June 1, 2026 – June 30, 2026	632,020	$11.73	632,020	$63,565,567
Total	2,070,173		2,070,173

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 26, 2024, we announced the authorization of an additional $100 million under our share repurchase program for the repurchase of shares of our Class A common stock through December 31, 2025. On May 30, 2025, we announced the authorization of an additional $100 million under our 2023 Repurchase Program for the repurchase of shares of our Class A common stock through December 31, 2026. As of June 30, 2026, we had purchased approximately $211.4 million of our Class A common stock.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the second quarter of 2026, the following trading plans were adopted or terminated:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Steven Pantelick (1)	Chief Financial Officer	Adopted	5/13/2026	X (2)		195,954	7/30/2027
Lisa Gimbel	Chief Accounting Officer	Adopted	5/13/2026	X (2)		6,000	7/15/2027
Amar Goel (1)	Chief Innovation Officer	Adopted	6/4/2026	X (2)		224,581	9/5/2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1)The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holders’ RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35	Transition and Amending Agreement by and between Paulina Klimenko and PubMatic, Inc. dated May 18, 2026.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: August 6, 2026

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)