Form 10-Q
period 2026-09-30
PubMatic, Inc.
filed 2026-11-09
CIK 1422930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 37,630,887 shares of Class A common stock outstanding and 8,207,864 shares of Class B common stock outstanding.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,327	$145,518
Marketable securities	24,134	—
Accounts receivable, net	381,045	358,240
Prepaid expenses and other current assets	18,314	18,889
Total current assets	543,820	522,647
Property, equipment and software - net	56,352	52,657
Operating lease right-of-use assets	33,295	38,149
Acquisition-related intangible assets, net	1,519	2,704
Goodwill	29,577	29,577
Deferred income tax asset	29,820	30,986
Other assets, non-current	5,543	3,475
TOTAL ASSETS	$699,926	$680,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$385,058	$343,619
Accrued liabilities	27,324	25,278
Operating lease liabilities, current	8,284	6,953
Total current liabilities	420,666	375,850
Operating lease liabilities, non-current	31,112	36,910
Other liabilities, non-current	6,388	4,846
TOTAL LIABILITIES	458,166	417,606
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value per share, 10,000 shares authorized as of September 30, 2026 and December 31, 2025; No shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 1,000,000 Class A shares authorized as of September 30, 2026 and December 31, 2025; 53,844 shares issued and 37,349 shares outstanding as of September 30, 2026; 51,029 shares issued and 38,624 shares outstanding as of December 31, 2025; 1,000,000 Class B shares authorized as of September 30, 2026 and December 31, 2025; 11,361 shares issued and 8,220 shares outstanding as of September 30, 2026; 11,404 shares issued and 8,263 shares outstanding as of December 31, 2025	7	7
Treasury stock, at cost; 19,636 and 15,546 shares as of September 30, 2026 and December 31, 2025, respectively	(239,155)	(193,471)
Additional paid-in capital	354,235	321,062
Accumulated other comprehensive income (loss)	(83)	68
Retained earnings	126,756	134,923
TOTAL STOCKHOLDERS’ EQUITY	241,760	262,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,926	$680,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$79,577	$67,960	$220,737	$202,880
Cost of revenue	23,967	25,403	75,938	77,603
Gross profit	55,610	42,557	144,799	125,277
Operating expenses:
Technology and development	7,926	9,616	25,060	27,504
Sales and marketing	23,409	25,732	78,504	77,731
General and administrative	15,529	15,628	47,183	45,825
Total operating expenses	46,864	50,976	150,747	151,060
Operating income (loss)	8,746	(8,419)	(5,948)	(25,783)
Interest income	1,091	1,198	3,519	4,170
Other income (expense), net	87	(937)	(877)	(3,939)
Income (loss) before income taxes	9,924	(8,158)	(3,306)	(25,552)
Provision for (benefit from) income taxes	4,379	(1,706)	4,861	(4,406)
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)

Basic net income (loss) per share of Class A and Class B stock	$0.12	$(0.14)	$(0.18)	$(0.45)
Diluted net income (loss) per share of Class A and Class B stock	$0.11	$(0.14)	$(0.18)	$(0.45)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	45,621	45,933	46,277	47,146
Diluted	50,416	45,933	46,277	47,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(12)	54	(16)	23
Net change in foreign currency translation adjustment	85	(148)	(135)	680
Comprehensive income (loss)	$5,618	$(6,546)	$(8,318)	$(20,443)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	46,887	$7	$(193,471)	$321,062	$68	$134,923	$262,589
Stock-based compensation	—	—	—	9,423	—	—	9,423
Exercise of stock options	276	—	—	477	—	—	477
Repurchase of shares	(1,049)	—	(8,825)	—	—	—	(8,825)
Issuance of common stock related to RSU vesting	446	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(12,510)	(12,510)
Balance as of March 31, 2026	46,560	7	(202,296)	330,962	(86)	122,413	251,000
Stock-based compensation	—	—	—	9,220	—	—	9,220
Exercise of stock options	245	—	—	407	—	—	407
Repurchase of shares	(2,070)	—	(21,681)	—	—	—	(21,681)
Issuance of common stock related to employee stock purchase plan	137	—	—	1,054	—	—	1,054
Issuance of common stock related to RSU vesting	535	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(1,202)	(1,202)
Balance as of June 30, 2026	45,407	7	(223,977)	341,643	(156)	121,211	238,728
Stock-based compensation	—	—	—	8,409	—	—	8,409
Exercise of stock options	621	—	—	4,183	—	—	4,183
Repurchase of shares	(970)	—	(15,178)	—	—	—	(15,178)
Issuance of common stock related to RSU vesting	511	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	73	—	73
Net income	—	—	—	—	—	5,545	5,545
Balance as of September 30, 2026	45,569	$7	$(239,155)	$354,235	$(83)	$126,756	$241,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	48,101	$6	$(146,796)	$275,304	$(636)	$149,385	$277,263
Stock-based compensation	—	—	—	10,604	—	—	10,604
Exercise of stock options	202	—	—	563	—	—	563
Repurchase of shares	(339)	—	(3,613)	—	—	—	(3,613)
Issuance of common stock related to RSU vesting	353	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	(9,486)	(9,486)
Balance as of March 31, 2025	48,317	6	(150,409)	286,471	(366)	139,899	275,601
Stock-based compensation	—	—	—	10,674	—	—	10,674
Exercise of stock options	272	—	—	611	—	—	611
Repurchase of shares	(3,514)	—	(40,278)	—	—	—	(40,278)
Issuance of common stock related to employee stock purchase plan	136	—	—	1,357	—	—	1,357
Issuance of common stock related to RSU vesting	447	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	527	—	527
Net loss	—	—	—	—	—	(5,208)	(5,208)
Balance as of June 30, 2025	45,658	6	(190,687)	299,113	161	134,691	243,284
Stock-based compensation	—	—	—	10,355	—	—	10,355
Exercise of stock options	245	—	—	321	—	—	321
Repurchase of shares	(183)	—	(2,354)	—	—	—	(2,354)
Issuance of common stock related to RSU vesting	448	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	—	(6,452)	(6,452)
Balance as of September 30, 2025	46,168	$6	$(193,041)	$309,789	$67	$128,239	$245,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBMATIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(8,167)	$(21,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,423	33,996
Stock-based compensation	24,375	29,010
Deferred income taxes	1,165	(11,772)
Accretion of discount on marketable securities	(320)	(822)
Non-cash operating lease expense	5,436	5,528
Other	(511)	(864)
Changes in operating assets and liabilities:
Accounts receivable	(22,805)	62,223
Prepaid expenses and other assets	8,629	(2,221)
Accounts payable	40,632	(29,981)
Accrued liabilities	(5,157)	429
Operating lease liabilities	(5,052)	(1,912)
Other liabilities, non-current	1,658	432
Net cash provided by operating activities	68,306	62,900
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,899)	(7,455)
Capitalized software development costs	(13,456)	(16,094)
Purchases of marketable securities	(34,330)	(26,026)
Proceeds from sales of marketable securities	—	27,095
Proceeds from maturities of marketable securities	10,500	39,859
Purchase of equity investments	(3,500)	—
Net cash provided by (used in) investing activities	(53,685)	17,379
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock purchase plan	1,054	1,357
Proceeds from exercise of stock options	5,067	1,495
Principal payments on finance lease obligations	(111)	(105)
Payments to acquire treasury stock	(45,507)	(47,650)
Net cash used in financing activities	(39,497)	(44,903)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,876)	35,376
Effect of foreign exchange rates on cash and cash equivalents	(315)	720
CASH AND CASH EQUIVALENTS - Beginning of period	145,518	100,452
CASH AND CASH EQUIVALENTS - End of period	$120,327	$136,548
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,143	$8,285
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Stock-based compensation capitalized as internal-use software costs	$2,677	$2,623
Property and equipment included in accounts payable and accrued liabilities	$813	$436
Capitalized software costs included in accounts payable and accrued liabilities	$2,200	$1,757
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
In July 2026, the Company completed an assessment of the useful lives of network hardware. Due to investments in software that increased efficiencies in how it operates as well as advances in technology of the Company’s network hardware, the Company increased the estimated useful lives of its network hardware from three years to five years. This change in accounting estimate was effective beginning July 1, 2026. Based on the carrying value its network hardware as of June 30, 2026, and those placed in service during the three months ended September 30, 2026, the effect of this change in estimate was a reduction in depreciation expense of $2.1 million and an increase in net income of $1.5 million, or $0.03 per basic and diluted share, for the three months ended September 30, 2026, and a reduction in depreciation expense of $2.1 million and a decrease in net loss of $1.5 million, or $0.03 per basic and diluted share for the nine months ended September 30, 2026.
The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates and assumptions. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 30, 2026 may result in actual outcomes that differ from those contemplated by the Company’s assumptions and estimates.

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
Concentration of Revenue and Accounts Receivable
The Company defines its revenue concentration based on revenue recognized from individual publishers. For the three and nine months ended September 30, 2026 and 2025, no publisher represented more than 10% of the Company’s revenue. As of September 30, 2026, three buyers accounted for 29%, 14%, and 14%, respectively, of accounts receivable. As of December 31, 2025, three buyers accounted for 24%, 16%, and 14%, respectively, of accounts receivable.
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
Note 3 – Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$66,780	$—	$—	$66,780
Certificates of deposit	—	5,731	—	5,731
Cash equivalents	66,780	5,731	—	72,511
Commercial paper	—	19,782	—	19,782
U.S. Treasury and government debt securities	—	4,352	—	4,352
Marketable securities	—	24,134	—	24,134
Equity investments	—	—	3,500	3,500
Non-current asset	—	—	3,500	3,500
Total financial assets	$66,780	$29,865	$3,500	$100,145

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$104,294	$—	$—	$104,294
Certificates of deposit	—	16,865	—	16,865
Cash equivalents	104,294	16,865	—	121,159
Total financial assets	$104,294	$16,865	$—	$121,159
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
Note 4 – Balance Sheet Components
Marketable Securities
The following tables summarize the Company’s marketable securities by significant investment categories (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	$19,795	$—	$(13)	$19,782
U.S. Treasury and government debt securities	4,355	—	(3)	4,352
Total	$24,150	$—	$(16)	$24,134
There were no marketable securities as of December 31, 2025. The remaining contractual maturity of all marketable securities was within one year as of September 30, 2026. Realized gains and losses were not material for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and 2025, there were no securities that were in an unrealized loss position for more than twelve months.

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software	$104,738	$89,161
Network hardware, computer equipment and software	162,551	151,276
Leasehold improvements	7,657	7,553
Furniture and fixtures	2,431	2,534
Property, equipment and software, gross	277,377	250,524
Less: accumulated depreciation and amortization	(221,025)	(197,867)
Total property, equipment and software, net	$56,352	$52,657
Depreciation and amortization expense related to property, equipment, and software (excluding amortization of internal-use software) was $2.1 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $9.2 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company capitalized $5.0 million and $6.0 million in software development costs during the three months ended September 30, 2026 and 2025, respectively, and $15.6 million and $18.1 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense of internal-use software was $5.9 million during both of the three months ended September 30, 2026 and 2025, respectively, and $18.1 million and $17.1 million for the nine months ended September 30, 2026 and 2025, respectively. These costs are included within cost of revenue in the condensed consolidated statements of operations.
The Company did not recognize any impairment charges on its long-lived assets during the nine months ended September 30, 2026 and 2025.
Accounts Payable
Accounts payable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payable to publishers	$352,267	$319,482
Trade and other payables	32,791	24,137
Total accounts payable	$385,058	$343,619
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$19,142	$19,583
Accrued and other current liabilities	8,182	5,695
Total accrued liabilities	$27,324	$25,278
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

Borrowings under the Revolving Credit Facility will accrue interest at rates equal, at the Company’s election, to (i) the applicable secured overnight financing rate (“SOFR”), plus the applicable margin for such loans, or (ii) the alternate base rate (“ABR”), which is defined as the highest of (a) the prime rate in effect from time to time, (b) the federal funds effective rate in effect from time to time plus 0.50%, and (c) the adjusted term SOFR for a one (1) month tenor in effect from time to time plus 1.00%, plus the applicable margin for such loans. The applicable margin for borrowings bearing interest on the SOFR ranges from 2.00% to 2.75%, and the applicable margin for borrowings bearing interest based on the ABR ranges from 1.00% to 1.75%. As of September 30, 2026, the applicable interest rate under the revolving credit facility was 8.00%. The Company will pay a quarterly commitment fee during the term of the Credit Agreement for the non-use of available funds ranging from 0.25% to 0.35%. In addition, the Credit Agreement provides a mechanism to determine a successor reference rate to the applicable reference rate if, among other things, the applicable reference rate becomes unavailable or is generally replaced as a benchmark interest rate.
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
The Company may use amounts borrowed under the Credit Agreement for general corporate purposes or working capital financing. The Company may borrow additional amounts under the Credit Agreement from time to time as opportunities and needs arise. As of September 30, 2026, the Company has not drawn down on the credit facility.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,498	$2,328	$7,549	$7,341
Finance lease cost	45	46	135	138
Total lease cost	$2,543	$2,374	$7,684	$7,479
As of September 30, 2026, a weighted average discount rate of 5.45% and 2.24% has been applied to the remaining operating and finance lease payments, respectively, to calculate the lease liabilities included within the condensed consolidated balance sheets. The weighted average remaining lease term of operating and finance leases is 7.1 and 1.5 years, respectively, as of September 30, 2026.

As of September 30, 2026, the maturities of lease liabilities under operating and finance leases were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2026	$2,504	$39	$2,543
2027	10,159	158	10,317
2028	6,779	40	6,819
2029	4,844	—	4,844
2030	4,065	—	4,065
Thereafter	20,384	—	20,384
Total minimum lease payments	48,735	237	48,972
Less: imputed interest	(9,339)	(4)	(9,343)
Total present value of lease liabilities	$39,396	$233	$39,629
Note 7 – Acquisition-related Intangible Assets, Net
Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$6,381	$1,519
Total acquisition-related intangible assets	$7,900	$6,381	$1,519

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,900	$5,196	$2,704
Total acquisition-related intangible assets	$7,900	$5,196	$2,704
The weighted average remaining useful life of developed technology was 1 year as of September 30, 2026. Amortization expense related to acquisition-related intangibles was $0.4 million for each of the three months ended September 30, 2026 and 2025, and $1.2 million for each of the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, estimated future amortization expense for acquisition-related intangible assets was as follows (in thousands):

Remainder of 2026	$395
2027	1,124
Total estimated future amortization expense for acquisition-related intangible assets	$1,519
Note 8 – Commitments and Contingencies
Purchase Obligations
The Company’s purchase obligations primarily relate to minimum contractual payments due to data center providers. During the nine months ended September 30, 2026, there were no material changes to the Company’s non-cancelable purchase obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Letters of Credit
As of September 30, 2026 and December 31, 2025, the Company had three irrevocable letters of credit outstanding related to non-cancelable facilities leases in the amounts of $3.5 million, $1.5 million, and $0.2 million, with annual automatic renewal and final expiration dates in July 2028, April 2036, and September 2031, respectively.

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
Note 9 – Stockholders’ Equity and Equity Incentive Plans
Share Repurchases
In February 2023, the Company’s board of directors authorized the Company to repurchase up to $75 million of its Class A common stock (as amended, the “2023 Repurchase Program”). In February 2024, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2024 Repurchase Program Extension”) in addition to the $75 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2025. In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. As of September 30, 2026, $48.4 million remains available for repurchases. Shares are repurchased in a manner deemed in the best interest of the Company and its stockholders, dependent upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.
During the nine months ended September 30, 2026, the Company repurchased 4,088,651 aggregate shares of Class A common stock for $45.5 million.
Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The 2023 Repurchase Program, as amended, is scheduled to terminate on December 31, 2026.

Equity Incentive Plans
The Company maintains the 2020 Equity Incentive Plan (“2020 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance awards, and stock bonus awards. As of September 30, 2026, the Company has reserved 4,900,593 shares of Class A common stock for the issuance of awards under the 2020 Plan. These available shares will increase automatically on January 1 for each of the first ten calendar years during the term of the 2020 Plan by the number of shares equal to the lesser of five percent (5%) of the aggregate number of outstanding shares of all classes of the Company’s common stock outstanding as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors or compensation committee. No new awards were issued under the Company’s prior 2006 Plan or 2017 Plan (“Prior Plans”) after the effective date of the 2020 Plan. To the extent outstanding awards under the 2006 Plan and the 2017 Plan are forfeited, expire unexercised, or would otherwise have been returned to the share reserve under the Prior Plans, the shares of Class B common stock subject to such awards instead will be available for future issuance as Class A common stock under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information under the Company’s equity incentive plans:

	Stock Options
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,788	$12.26	5.67	$19,475
Options granted	485	6.29
Options exercised	(1,142)	4.44
Options canceled	(510)	13.44
Options expired	(19)	23.85
Outstanding as of September 30, 2026	6,602	$13.05	5.28	$49,670
Vested and exercisable as of September 30, 2026	5,415	$12.96	4.66	$43,441
As of September 30, 2026, unrecognized stock-based compensation of $8.7 million related to unvested stock options will be recognized on a straight-line basis over a weighted average period of 1.82 years.
Restricted Stock Units
The following table summarizes RSU activity and related information under the Company’s 2020 Plan:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	3,677	$15.85
Granted	3,742	7.45
Vested	(1,492)	14.71
Canceled or forfeited	(898)	11.47
Unvested as of September 30, 2026	5,029	$10.75
As of September 30, 2026, unrecognized stock-based compensation of $46.0 million related to unvested RSUs will be recognized on a straight-line basis over a weighted average period of 2.55 years.

2020 Employee Stock Purchase Plan
In November 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the Company’s initial public offering. A total of 500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The aggregate number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years during the term of the ESPP by the number of shares equal to the lesser of (a) 1% of the total outstanding shares of all classes of the Company’s common stock as of the immediately preceding December 31 and (b) such number of shares of common stock as determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP may not exceed 7,500,000 shares of Class A common stock. As of September 30, 2026, the Company has reserved 2,352,578 shares of its common stock for issuance under the ESPP.
As of September 30, 2026, $0.8 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is included in accrued liabilities. For the nine months ended September 30, 2026 and 2025, 137,316 and 136,438 shares of our Class A common stock were purchased under the ESPP, respectively.
As of September 30, 2026, unrecognized stock-based compensation expense related to the ESPP was $0.5 million, which is expected to be recognized over a weighted-average period of 0.64 years.
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$327	$474	$1,068	$1,422
Technology and development	1,003	1,471	3,087	4,684
Sales and marketing	2,254	3,423	7,916	10,351
General and administrative	3,956	4,143	12,304	12,553
Total stock-based compensation expense	$7,540	$9,511	$24,375	$29,010
Note 10 – Net Income (Loss) Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
Denominator:
Weighted average shares outstanding – basic	45,621	45,933	46,277	47,146
Options to purchase common stock	1,949	—	—	—
Restricted stock	2,662	—	—	—
Employee stock purchase plan shares	184	—	—	—
Weighted average shares outstanding – diluted	50,416	45,933	46,277	47,146
Net income (loss) per share – diluted	$0.11	$(0.14)	$(0.18)	$(0.45)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	3,902	4,595	4,339	4,452
Unvested restricted stock units	126	2,291	847	1,948
Total common stock equivalents excluded from net income (loss) per share – diluted	4,028	6,886	5,186	6,400
Note 11 – Income Taxes
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has determined the historical method would not provide a reliable estimate for the fiscal nine months ended September 30, 2026. Therefore, the discrete effective tax rate method has been used to calculate taxes for the fiscal nine months ended September 30, 2026.
The Company recorded a provision for income taxes of $4.4 million and a benefit from income taxes of $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and a provision for income taxes of $4.9 million and a benefit from income taxes of $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The effective income tax rate was 44% and 21% for the three months ended September 30, 2026 and 2025, respectively, and (147)% and 17% for the nine months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the nine months ended September 30, 2026 is primarily related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits and deductions for equity awards.
The Company is currently under examination by the Internal Revenue Service for the fiscal year ended December 31, 2023; the audit is in its preliminary stages and no material adjustments have been proposed to date.
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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$79,577	$67,960	$220,737	$202,880
Less:
Employee compensation[1]	43,559	49,794	139,810	145,926
Depreciation and amortization expense	8,428	10,459	28,423	33,996
Other segment items[2]	18,844	16,126	58,452	48,741
Operating income (loss)	8,746	(8,419)	(5,948)	(25,783)

Other income (expense)
Interest income	1,091	1,198	3,519	4,170
Other income (expense), net	87	(937)	(877)	(3,939)
Income (loss) before income taxes	9,924	(8,158)	(3,306)	(25,552)
Provision for (benefit from) income taxes	4,379	(1,706)	4,861	(4,406)
Segment net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
_______________
(1)Employee compensation includes employee payroll, share-based compensation, bonus, and employee benefits for medical care, retirement, insurances, and other related expenses.
(2)Other segment items includes costs and expenses from operation of the Company’s data centers, professional services, facilities, marketing, and other related expenses.
Geographical Information
The following table presents total revenue by geographic area based on the publisher’s billing address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$41,308	$37,583	$116,323	$115,070
EMEA	24,936	21,315	70,872	64,192
APAC	11,843	7,676	29,024	19,316
Rest of the world	1,490	1,386	4,518	4,302
Total	$79,577	$67,960	$220,737	$202,880
No other country besides the United States represented more than ten percent of total revenue during the three and nine months ended September 30, 2026 and 2025.
The following table presents long-lived assets, net, which consist primarily of property and equipment and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2026	December 31, 2025
United States	$77,910	$78,203
Rest of the world	11,737	12,603
Total	$89,647	$90,806
Note 13 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company made $1.2 million in matching contributions to the 401(k) Plan for each of the nine months ended September 30, 2026 and 2025.

Note 14 – Subsequent Events
On October 28, 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Apostra Inc., a Delaware company (“Apostra”). In connection with the SAFE, the Company made an initial investment of $2.0 million in Apostra for the right to acquire certain shares of Apostra in a future equity financing. If there is such a financing prior to the termination of the SAFE, then on the initial closing of such equity financing, the SAFE will automatically convert into the number of shares of SAFE preferred stock equal to the purchase amount divided by the discount price, which equals the lowest price per share of preferred stock sold in the equity financing multiplied by the applicable discount rate.
On November 9, 2026, the Company’s Board of Directors authorized up to an additional $150 million for the repurchase of its Class A common stock (“2026 Repurchase Program Extension”), in addition to the $275.0 million previously authorized by the Company’s Board of Directors under its 2023 Repurchase Program, as amended. As of September 30, 2026, there was $48.4 million authorized and available from the 2023 Repurchase Program, not giving effect to the subsequent 2026 Repurchase Program Extension. Accordingly, based on the amounts remaining under prior authorization as of September 30, 2026 after giving effect to this expansion, the Company has a collective total of approximately $198.4 million allocated to share repurchases under the 2023 Repurchase Program. Pursuant to the 2023 Repurchase Program, the Company is authorized to repurchase shares in the open market and/or in privately negotiated transactions, in accordance with Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The timing and total amount of the repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The 2023 Repurchase Program, as amended by the 2024 Repurchase Program Extension, the 2025 Repurchase Program Extension and the 2026 Repurchase Program Extension is scheduled to terminate on December 31, 2028.

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
Business Highlights
The table below summarizes the financial highlights of our business performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$79,577	$67,960	$220,737	$202,880
Operating income (loss)	$8,746	$(8,419)	$(5,948)	$(25,783)
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
Adjusted EBITDA(1)	$25,956	$11,152	$48,160	$33,822
Net cash provided by operating activities	$30,801	$32,374	$68,306	$62,900
_______________
(1)For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure, and a reconciliation of Adjusted EBITDA to net income (loss), see “Non-GAAP Financial Measures.”

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
Our net dollar-based retention rate equals the Current Period Revenue divided by Prior Period Revenue. Our net dollar-based retention rate was 103% for the trailing twelve months ended September 30, 2026, and 98% for the trailing twelve months ended September 30, 2025.
Expansion of SPO Agreements and Activate
We work with DSPs to help them reduce their costs and improve advertiser ROI, which in turn makes us the specialized cloud infrastructure platform of choice for many of our buying partners. We depend upon a limited number of large DSPs for a large percentage of impressions purchased and our business results, including revenues, may be impacted by changes in their pricing strategies, bidding algorithms or go-to market efforts. As buyers increasingly consolidate their spending with fewer larger technology platforms, we seek to bring an increased proportion of their digital ad spending to our platform through direct deals. Supply Path Optimization (“SPO”) continues to be a major growth driver for us as we add new SPO relationships and expand existing ones. We have been investing in SPO technology and partnerships for six years and SPO represented approximately 55% of total activity for the three months ended September 30, 2026.
Monetization Excellence
We focus on monetizing digital impressions by coordinating over a hundred billion real-time auctions and nearly a trillion bids globally on a daily basis, using our specialized cloud software, machine learning algorithms, and scaled transaction infrastructure. Valuable ad impressions are transparent and data rich, viewable by humans, and verifiable. Each ad impression we auction consists of 1,005 independent data parameters, which can yield valuable insights if recorded and analyzed properly. This processing of voluminous data for each ad impression must occur in less than half a second as consumers expect a seamless digital ad experience. We continually assess impressions from new and existing publishers through a rigorous validation process. We add or remove impressions from our platform based on an assessment of the projected value of the impressions, which is influenced by the type of publisher and its related consumers, as well as the potential volume of monetizable impressions and ad format types, such as digital video. We continuously create and iterate algorithms that leverage vast datasets flowing through our infrastructure to improve the liquidity in our marketplace. Our ability to drive successful outcomes in the real-time auction process on behalf of our publishers and buyers will affect our operating results.

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
Our recent growth has been driven by a variety of factors including increased access to mobile web (display and video) and mobile app (display and video) impressions and desktop video impressions. Our performance is affected by our ability to maintain and grow our access to valuable ad impressions from current publishers as well as through new relationships with publishers. In September 2026, our platform processed approximately 888 billion ad impressions daily, each in a fraction of a second.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$79,577	$67,960	$220,737	$202,880
Cost of revenue(1)	23,967	25,403	75,938	77,603
Gross profit	55,610	42,557	144,799	125,277
Operating expenses(1):
Technology and development	7,926	9,616	25,060	27,504
Sales and marketing	23,409	25,732	78,504	77,731
General and administrative	15,529	15,628	47,183	45,825
Total operating expenses	46,864	50,976	150,747	151,060
Operating income (loss)	8,746	(8,419)	(5,948)	(25,783)
Interest income	1,091	1,198	3,519	4,170
Other income (expense), net	87	(937)	(877)	(3,939)
Income (loss) before income taxes	9,924	(8,158)	(3,306)	(25,552)
Provision for (benefit from) income taxes	4,379	(1,706)	4,861	(4,406)
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
_______________
(1)Amounts include stock-based compensation expense before tax benefit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$327	$474	$1,068	$1,422
Technology and development	1,003	1,471	3,087	4,684
Sales and marketing	2,254	3,423	7,916	10,351
General and administrative	3,956	4,143	12,304	12,553
Total stock-based compensation expense	$7,540	$9,511	$24,375	$29,010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30	37	34	38
Gross profit	70	63	66	62
Operating expenses:
Technology and development	10	14	11	14
Sales and marketing	29	38	36	38
General and administrative	20	23	21	23
Total operating expenses	59	75	68	75
Operating income (loss)	11	(12)	(2)	(13)
Interest income	2	2	2	2
Other income (expense), net	—	(2)	(1)	(1)
Income (loss) before income taxes	13	(12)	(1)	(12)
Provision for (benefit from) income taxes	6	(3)	3	(2)
Net income (loss)	7%	(9)%	(4)%	(10)%
Revenue, Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$79,577	$67,960	$11,617	17%
Cost of revenue	23,967	25,403	(1,436)	(6)%
Gross profit	$55,610	$42,557	$13,053	31%
Gross profit margin	70%	63%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$220,737	$202,880	$17,857	9%
Cost of revenue	75,938	77,603	(1,665)	(2)%
Gross profit	$144,799	$125,277	$19,522	16%
Gross profit margin	66%	62%
Revenue for the three months ended September 30, 2026 increased by $11.6 million, or 17%, compared to the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased by $17.9 million, or 9%, compared to the nine months ended September 30, 2025. Our revenues were driven by an increase in impressions processed on our platform including CTV and mobile app, emerging revenue streams, and growth in customer relationships. In addition, our revenues for the three months ended September 30, 2026 included approximately $5.6 million from political spend in the United States, compared to $1.1 million in the prior-year period
As of September 30, 2026, we served approximately 2,040 publishers and app developers worldwide on our platform, compared to approximately 1,980 publishers and app developers worldwide as of September 30, 2025. For purposes of our publisher count, we aggregate multiple business accounts from separate divisions, segments or subsidiaries into a single “master” publisher based on our assessment of the related nature of the group.
For the remainder of the year, we expect revenue growth to continue primarily due to CTV, mobile app and emerging revenue streams.

Cost of revenue decreased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $1.9 million decrease in depreciation and amortization primarily due to a change in the estimated useful life of certain network hardware and a decrease of $0.3 million in facilities, offset by a $1.3 million increase in data center costs. Overall, our cost of revenue per million impressions processed for the three months ended September 30, 2026 increased by approximately 2% compared to the three months ended September 30, 2025.
Cost of revenue decreased $1.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $5.1 million decrease in depreciation and amortization, which includes the impact from the change in the estimated useful life of certain network hardware, a $0.6 million decrease in personnel costs, and a $0.5 million decrease in facilities, offset by an increase of $4.7 million in data center costs.
Our gross margin of 70% for the three months ended September 30, 2026 increased compared to 63% for the three months ended September 30, 2025, and our gross margin of 66% for the nine months ended September 30, 2026 increased compared to 62% for the nine months ended September 30, 2025 primarily due to an increase in revenue.
We expect the cost of revenue to be lower in 2026 compared to 2025 in absolute dollars driven by depreciation from updating the estimated useful life of certain hardware network from three to five years. Cost of revenue may fluctuate from quarter to quarter and period to period, on an absolute dollar basis and as a percentage of revenue, depending on revenue levels, and the timing and amounts of depreciation and amortization of equipment and software.
See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding changes in the estimated useful life of our network hardware.
Technology and Development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Technology and development	$7,926	$9,616	$(1,690)	(18)%
Percent of revenue	10%	14%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Technology and development	$25,060	$27,504	$(2,444)	(9)%
Percent of revenue	11%	14%
The decrease in technology and development costs for the three months ended September 30, 2026 was primarily due to a decrease of $2.9 million in personnel costs, offset by a $1.0 million decrease in capitalized internal-use software costs.
The decrease in technology and development costs for the nine months ended September 30, 2026 was primarily due to a decrease of $5.2 million in personnel costs, offset by a $2.5 million decrease in capitalized internal-use software costs.
We expect technology and development expenses in 2026 to be flat compared to 2025 in absolute dollars.

Sales and Marketing

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$23,409	$25,732	$(2,323)	(9)%
Percent of revenue	29%	38%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$78,504	$77,731	$773	1%
Percent of revenue	36%	38%
Sales and marketing costs for the three months ended September 30, 2026 decreased primarily due to a $2.2 million decrease in personnel costs.
Sales and marketing costs for the nine months ended September 30, 2026 increased primarily due to a $0.8 million increase in facilities.
We expect sales and marketing expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to additional headcount investments.
General and Administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$15,529	$15,628	$(99)	(1)%
Percent of revenue	20%	23%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$47,183	$45,825	$1,358	3%
Percent of revenue	21%	23%
The decrease in general and administrative expense for the three months ended September 30, 2026 was not material.
General and administrative expense increased for the nine months ended September 30, 2026 primarily due to a $1.7 million increase in professional services, including litigation related expenses, and a $0.8 million increase in business taxes, offset by a decrease of $0.9 million in personnel costs.
We expect general and administrative expenses to increase in 2026 compared to 2025 in absolute dollars primarily due to professional services and employee compensation.

Total Other Income (Expense), net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$1,091	$1,198
Other income (expense), net	87	(937)
Total other income (expense), net	$1,178	$261	$917	351%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$3,519	$4,170
Other income (expense), net	(877)	(3,939)
Total other income (expense), net	$2,642	$231	$2,411	1,044%
Total other income (expense), net increased for the three months ended September 30, 2026 primarily due to foreign currency fluctuations.
Total other income (expense), net increased for the nine months ended September 30, 2026 primarily due to foreign currency fluctuations offset by a $0.7 million decrease in interest income.

Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$4,379	$(1,706)	$6,085	(357)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$4,861	$(4,406)	$9,267	(210)%
The difference between the effective tax rate for the three months ended September 30, 2026 of 44% and the federal statutory income tax rate of 21% was related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits and deductions for equity awards. The effective income tax rate of 21% for the three months ended September 30, 2025 was related to the tax benefits from research tax credits and deductions for equity awards, offset by nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation.
The difference between the effective tax rate for the nine months ended September 30, 2026 of (147)% and the federal statutory income tax rate of 21% was related to tax expense from nondeductible stock-based compensation and Section 162(m) limitation on the tax deductibility of officers’ compensation, partially offset by the tax benefits from research tax credits and deductions for equity awards. The effective income tax rate of 17% for the nine months ended September 30, 2025 was related to tax benefits from research tax credits and deductions for equity awards, partially offset by nondeductible stock-based compensation, and Section 162(m) limitation on the tax deductibility of officers’ compensation.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income (loss)	$5,545	$(6,452)	$(8,167)	$(21,146)
Add back (deduct):
Stock-based compensation	7,540	9,511	24,375	29,010
Depreciation and amortization	8,428	10,459	28,423	33,996
Litigation related expenses(1)	1,155	538	2,187	538
Interest income	(1,091)	(1,198)	(3,519)	(4,170)
Provision for (benefit from) income taxes	4,379	(1,706)	4,861	(4,406)
Adjusted EBITDA	$25,956	$11,152	$48,160	$33,822
_______________
(1)Litigation related expenses represent external legal fees and other expenses, net of insurance recoveries, associated with pending litigation that arose outside of the ordinary course of business. These costs relate to a discrete matter, and are not representative of our underlying operating performance. We do not adjust for legal expenses incurred in our ordinary course of business.
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

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations as well as sales of equity securities. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $144.5 million and net working capital, consisting of current assets less current liabilities, of $123.2 million.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe our existing cash, cash equivalents, marketable securities, and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, our material cash requirements included the contractual commitments set forth under “Contractual Obligations and Future Cash Requirements.”
In February 2023, our board of directors authorized the 2023 Repurchase Program which was to terminate as of December 31, 2024 (as amended, the “2023 Repurchase Program”). In February 2024, our board of directors authorized an additional $100.0 million for repurchases under the 2023 Repurchase Program, and extended the termination date to December 31, 2025 (the “2024 Repurchase Program Extension”). In May 2025, the Company’s board of directors authorized the Company to repurchase up to an additional $100 million of its Class A common stock under the 2023 Repurchase Program (the “2025 Repurchase Program Extension”) in addition to the aggregate $175 million previously authorized under the 2023 Repurchase Program, and extended the expiration of the 2023 Repurchase Program to December 31, 2026. During the nine months ended September 30, 2026, we repurchased 4,088,651 shares of Class A common stock under the 2023 Repurchase Program for an aggregate purchase price of $45.5 million. As of September 30, 2026, $48.4 million remained available for future share repurchases under the 2023 Repurchase Program.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$68,306	$62,900
Net cash provided by (used in) investing activities	(53,685)	17,379
Net cash used in financing activities	(39,497)	(44,903)
Effect of foreign currency on cash	(315)	720
Net increase (decrease) in cash and cash equivalents	$(25,191)	$36,096

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
For the nine months ended September 30, 2026, net cash provided by operating activities of $68.3 million resulted primarily from adjustments for non-cash expenses of $58.6 million, including $28.4 million for depreciation and amortization and $24.4 million for stock-based compensation, an increase in accounts payable of $40.6 million, and a decrease in prepaid expenses and other assets of $8.6 million, offset by a net loss of $8.2 million, an increase in accounts receivable of $22.8 million, and a decrease in accrued liabilities of $5.2 million.
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
For the nine months ended September 30, 2026, net cash used in investing activities was $53.7 million, primarily due to the purchase of non-marketable equity investments of $3.5 million, $12.9 million in purchases of property and equipment (primarily data center infrastructure), $13.5 million of investments in capitalized internal use software, and net purchases in investments of marketable securities of $23.8 million.
For the nine months ended September 30, 2025, net cash provided by investing activities was $17.4 million was primarily due to sales of marketable securities prior to maturity of $27.1 million and a net increase in investments due to maturities of marketable securities of $13.8 million, offset by $7.5 million in purchases of property and equipment (primarily data center infrastructure), and $16.1 million of investments in capitalized internal use software.
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities of $39.5 million was primarily due to purchases of treasury stock of $45.5 million, offset by $5.1 million in proceeds from stock option exercises and proceeds from the ESPP of $1.1 million.
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
As of September 30, 2026, we had $8.3 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $120.3 million and marketable securities of $24.1 million as of September 30, 2026, which consisted of bank deposits, money market accounts, time deposits, and commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents, and marketable securities have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our line of credit is at variable interest rates. We had no amounts outstanding under our credit facility as of September 30, 2026. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
Currency Exchange Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our buyer contracts have been denominated in U.S. Dollars while our publisher contracts have been primarily denominated in U.S. Dollars as well as the Euro, British Pound, and Australian Dollar. Additionally, our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. Dollar, Indian Rupee, British Pound, and Euro. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income. A hypothetical 10% change in the U.S. Dollar to Indian Rupee exchange rate could result in a change of $1.6 million in our operating loss for the nine months ended September 30, 2026. A hypothetical 10% change in the U.S. Dollar to British Pound exchange rate could result in a change of $1.9 million in our operating loss for the nine months ended September 30, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. The Company’s business, operations, financial results, and our stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. When any one or more of these risks materialize from time to time, such developments could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. These disclosures reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Except as set forth in our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 7, 2026 and as discussed below, there are no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
In February 2023, our board of directors authorized and approved a program pursuant to which we could repurchase up to $75.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on December 31, 2024 (as amended, the “2023 Repurchase Program”). On February 22, 2024, our board of directors authorized an increase and extension to the 2023 Repurchase Program from $75.0 million to $175.0 million through December 31, 2025. On May 7, 2025, our board of directors authorized a further increase and extension to the 2023 Repurchase Program, increasing the total amount authorized for repurchase from $175.0 million to $275.0 million and extending the 2023 Repurchase Program through December 31, 2026 (the “2025 Repurchase Program Extension”). On November 9, 2026, the Company’s Board of Directors authorized up to an additional $150 million for the repurchase of its Class A common stock through December 31, 2028 (“2026 Repurchase Program Extension”), which is in addition to the $275.0 million previously authorized by the Company’s Board of Directors for our repurchase program.
As of September 30, 2026, we have repurchased approximately $226.6 million of our Class A common stock in aggregate under the 2023 Repurchase Program. Although our board of directors authorized the 2026 Repurchase Program Extension, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including, for example, volatile interest rates, inflation, and geopolitical uncertainty. The 2023 Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2023 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about our repurchases of our Class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 – July 31, 2026	291,030	$13.19	291,030	$59,726,372
August 1, 2026 – August 31, 2026	428,698	$16.45	428,698	$52,672,893
September 1, 2026 – September 30, 2026	250,100	$17.10	250,100	$48,397,147
Total	969,828		969,828

The amounts above do not include the 1% excise tax on stock repurchases enacted by the Inflation Reduction Act of 2022.
_______________
(1)On February 28, 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $75 million through December 31, 2024. On February 26, 2024, we announced the authorization of an additional $100 million under our share repurchase program for the repurchase of shares of our Class A common stock through December 31, 2025. On May 30, 2025, we announced the authorization of an additional $100 million under our 2023 Repurchase Program for the repurchase of shares of our Class A common stock through December 31, 2026. As of September 30, 2026, we had purchased approximately $226.6 million of our Class A common stock.
(2)Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the quarter ended September 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the third quarter of 2026 by our directors and Section 16 officers.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35	Offer Letter, by and between PubMatic, Inc. and Megan Ramm, dated June 24, 2026.	8-K	001-39748	10.1	August 12, 2026

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated: November 9, 2026

PUBMATIC, INC.

By:	/s/ Steven Pantelick
Steven Pantelick
Chief Financial Officer (Principal Financial Officer)